Form 10-K
period 2026-06-30
21Shares Hyperliquid Staking ETF
filed 2026-09-23
CIK 2090011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to________

Commission File Number 001-43278

21Shares Hyperliquid Staking ETF

(Exact Name of Registrant as Specified in Its Charter)

Delaware	39-7064755
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

158 W. 27th Street

New York, New York, 10001

(646) 370-6016

(Address, including zip code, and telephone number, including area code, of registrant’s primary executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Shares of Beneficial Interest of 21Shares Hyperliquid Staking ETF	THYP	The Nasdaq Stock Market LLC

Securities registered or to be registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant was not a public company as of December 31, 2025, the last business day of its most recently completed second fiscal quarter, and therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The registrant’s shares began trading on the Nasdaq Stock Market LLC on May 12, 2026.

The registrant had 1,770,000 outstanding shares as of September 21, 2026.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” that generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Annual Report on Form 10-K that address activities, events or developments that will or may occur in the future, including such matters as movements in the digital asset markets and indexes that track such movements, the operations of 21Shares Hyperliquid Staking ETF (the “Trust”), the plans of 21Shares US LLC (the “Sponsor”), as the sponsor of the Trust, and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances.

Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this Annual Report on Form 10-K, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this Annual Report on Form 10-K are qualified by these cautionary statements, and there can be no assurance that actual results or developments the Sponsor anticipates to occur will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of its Shares.

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

Emerging Growth Company

The Trust is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as the Trust is an emerging growth company, unlike other public companies, it will not be required to, among other things: (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002; or (ii) comply with any new audit rules adopted by the Public Company Accounting Oversight Board (“PCAOB”) after April 5, 2012, unless the Securities and Exchange Commission (“SEC”) determines otherwise.

The Trust will cease to be an “emerging growth company” upon the earliest of (i) the last day of the fiscal year during which the Trust has a total of $1.235 billion or more in annual gross revenues, (ii) the date on which the Trust is deemed to be a “large accelerated filer” (i.e., an issuer that (1) has more than $700 million in outstanding equity held by non-affiliates and (2) has been subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for at least 12 calendar months and has filed at least one annual report on Form 10-K), (iii) it issuing more than $1.0 billion of non-convertible debt over a three-year period or (iv) the last day of the fiscal year following the fifth anniversary of its initial public offering.

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

i

PART I

Item 1. Business

DESCRIPTION OF THE TRUST

The Trust is an exchange-traded fund that issues common shares of beneficial interest (the “Shares”) that trade on The Nasdaq Stock Market LLC (the “Exchange”) under the ticker symbol “THYP”. The Trust’s investment objective is to seek to track the performance of HYPE, as measured by the performance of the FTSE Hyperliquid Index (the “Pricing Benchmark”), adjusted for the Trust’s expenses and other liabilities, and to reflect rewards from staking a portion of the Trust’s HYPE, to the extent the Sponsor in its sole discretion determines that the Trust may do so without undue legal or regulatory risk, such as, without limitation, the risk of jeopardizing the Trust’s ability to qualify as a grantor trust for tax purposes. The Pricing Benchmark is calculated by FTSE International Limited (the “Benchmark Provider”) on weekdays and Sundays. The Pricing Benchmark is designed to track the performance of HYPE in U.S. dollars. The Shares of the Trust are valued daily based on the Pricing Benchmark. In seeking to achieve its investment objective, the Trust will hold HYPE. The Sponsor is the sponsor of the Trust and CSC Delaware Trust Company, a Delaware trust company, is the trustee of the Trust (the “Trustee”). The Bank of New York Mellon serves as the Trust’s Administrator, Transfer Agent, and Cash Custodian. Anchorage Digital Bank N.A. (“Anchorage”) and BitGo Bank & Trust, N.A. (“BitGo,” and together with Anchorage, the “HYPE Custodians”, and each a “HYPE Custodian”) are the custodians for the Trust and hold all the Trust’s HYPE on the Trust’s behalf.

The Trust does not purchase or sell HYPE other than in connection with the creation and redemption of Shares or to pay certain expenses, which are facilitated by any prime brokers with whom the Trust contracts.

The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors, or employees. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”), and is not required to register under such act. The Trust does not and will not hold or trade in commodity futures contracts regulated under the Commodity Exchange Act, as amended (“CEA”). The Trust is not a commodity pool for purposes of the CEA and none of the Sponsor, Trustee or the Marketing Agent is subject to regulation by the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator or a commodity trading advisor under the CEA in connection with the Shares. The Sponsor is not registered with the SEC as an investment adviser and is not subject to regulation by the SEC as such in connection with its activities with respect to the Trust.

The Sponsor maintains a website at www.21shares.com/en-us, through which the Trust’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are made available free of charge after they have been filed or furnished to the SEC. The information on the Sponsor’s website is not, and shall not be deemed to be, part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC. Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

organization

The Trust is a Delaware statutory trust, formed on July 24, 2025 pursuant to the Delaware Statutory Trust Act (“DSTA”). The Trust was initially registered with the name of Jura Pentium Trust 13. The Trust changed its name from Jura Pentium Trust 13 to 21Shares Hyperliquid ETF on October 27, 2025. The Trust changed its name from 21Shares Hyperliquid ETF to 21Shares Hyperliquid Staking ETF on August 25, 2026. The Trust continuously issues Shares that may be purchased and sold on the Exchange. The Trust operates pursuant to a Second Amended and Restated Trust Agreement (the “Trust Agreement”). CSC Delaware Trust Company, a Delaware trust company, is the Delaware trustee of the Trust. The Trust is managed and controlled by the Sponsor and does not have any employees itself. The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021.

On March 18, 2026, the Sponsor, in its capacity as seed capital investor (the “Initial Seed Capital Investor”), subject to conditions, purchased two Shares at a per-Share price of $50.00 (the “Initial Seed Shares”) in a transaction exempt from registration. Total proceeds to the Trust from the sale of the Initial Seed Shares were $100. Delivery of the Initial Seed Shares was made on March 18, 2026. These Initial Seed Shares were redeemed for cash on March 23, 2026.

The Trust and the Sponsor face competition with respect to the creation of competing products, such as exchange-traded products offering exposure to the spot HYPE market or other digital assets. There can be no assurance that the Trust will grow to or maintain an economically viable size. There is no guarantee that the Sponsor will maintain a commercial advantage relative to competitors offering similar products. Whether or not the Trust is successful in achieving its intended scale may be impacted by a range of factors, such as the Trust’s timing in entering the market and its fee structure relative to those of competitive products.

The Trust has no fixed termination date.

The fiscal year-end of the Trust is June 30th.

DESCRIPTION OF THE SHARES

Each Share represents a fractional undivided beneficial interest in the net assets of the Trust. Upon redemption of the Shares, the applicable Authorized Participant is paid solely out of the funds and property of the Trust. All Shares are transferable, fully paid and non-assessable. The assets of the Trust consist primarily of HYPE held by the HYPE Custodians on behalf of the Trust and cash. Creation Baskets are redeemed by the Trust in exchange for an amount of HYPE or cash equal to the amount of HYPE represented by the aggregate number of Shares redeemed.

The Trust is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the HYPE held by the Trust. The HYPE held by the Trust will only be sold (1) on an as-needed basis to pay the Trust’s expenses and to meet redemption requests, (2) in the event the Trust terminates and liquidates its assets, or (3) as otherwise required by law or regulation. The sale of HYPE by the Trust is a taxable event to its shareholders (the “Shareholders”).

Except in limited circumstances, Shareholders have no voting rights under the Trust Agreement.

The Sponsor may terminate the Trust in its sole discretion. The Sponsor will give written notice of the termination of the Trust, specifying the date of termination, to Shareholders of the Trust, at least 30 days prior to the termination of the Trust. The Sponsor will, within a reasonable time after such termination, sell all the Trust’s HYPE not already distributed to Authorized Participants redeeming Creation Baskets, if any, in such a manner to effectuate orderly sales. The Sponsor shall not be liable for or responsible in any way for depreciation or loss incurred by reason of any sale or sales made in accordance with the provisions of the Trust Agreement. The Sponsor may suspend its sales of the Trust’s HYPE upon the occurrence of unusual or unforeseen circumstances.

INVESTMENT OBJECTIVE

The Trust’s investment objective is to seek to track the performance of HYPE, as measured by the Pricing Benchmark, as adjusted for the Trust’s expenses and other liabilities and to reflect rewards from staking a portion of the Trust’s HYPE, to the extent the Sponsor in its sole discretion determines that the Trust may do so without undue legal or regulatory risk, such as, without limitation, the risk of jeopardizing the Trust’s ability to qualify as a grantor trust for tax purposes. In seeking to achieve its investment objective, the Trust holds HYPE and the Administrator values the Shares daily as of 4:00 p.m. ET based on the Pricing Benchmark.

Principal Market and Fair Value Determination of HYPE

The NAV of the Trust is used by the Trust in its day-to-day operations to measure the net value of the Trust’s assets. The NAV is calculated on each day other than a day when the Exchange is closed for regular trading (a “Business Day”) and is equal to the aggregate value of the Trust’s assets less its liabilities based on the Pricing Benchmark price. In determining the NAV of the Trust on any Business Day, the Administrator will calculate the price of the HYPE held by the Trust as of 4:00 p.m. ET on such day. The Administrator will also calculate the “NAV per Share” of the Trust, which equals the NAV of the Trust divided by the number of outstanding Shares.

In addition to calculating NAV and NAV per Share, for purposes of the Trust’s financial statements, the Trust determines the Principal Market NAV and Principal Market NAV per Share on each valuation date for such financial statements. The determination of the Principal Market NAV and Principal Market NAV per Share is identical to the calculation of NAV and NAV per Share, respectively, except that the value of HYPE is determined using the fair value of HYPE based on the price in the HYPE market that the Trust considers its “principal market” as of 4:00 p.m. ET on the valuation date, rather than using the Pricing Benchmark.

NAV and NAV per Share are not measures calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and are not intended as a substitute for Principal Market NAV and Principal Market NAV per Share, respectively.

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

The cost basis of the investment in HYPE recorded by the Trust for financial reporting purposes is the fair value of HYPE at the time of transfer. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

Fees, Expenses and Realized Gain (Loss)

The Trust pays the unitary sponsor fee of 0.30% of the Trust’s NAV (the “Sponsor Fee”). The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement.

The Sponsor Fee accrues daily and is payable in HYPE at least quarterly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying an annualized rate to the Trust’s NAV, and the amount of HYPE payable in respect of each daily accrual is determined by reference to the Pricing Benchmark. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor Fee. The Sponsor, the Staking Services Provider and HYPE Custodians receive an aggregate of 30% of the staking rewards, with the remainder to be distributed directly to Shareholders at least quarterly in the form of cash distributions.

The Sponsor has agreed to pay all operating expenses (except for litigation expenses, extraordinary expenses and taxes) out of the Sponsor Fee. Operating expenses assumed by the Sponsor include (i) the fee payable to the marketing agent for services it provides to the Trust (the “Marketing Fee”), (ii) fees to the Administrator, if any, (iii) fees to the HYPE Custodians, (iv) fees to the Transfer Agent, (v) fees to the Trustee, (vi) the fees and expenses related to any future listing, trading or quotation of the Shares on any listing exchange or quotation system (including legal, marketing and audit fees and expenses), (vii) ordinary course legal fees and expenses but not litigation-related expenses, (viii) audit fees, (ix) regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act, or the Exchange Act, (x) printing and mailing costs, (xi) costs of maintaining the Sponsor’s website and (xii) applicable license fees (each, a “Sponsor-paid Expense,” and together, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense. There is currently no predetermined cap on the aggregate amount of Sponsor-paid Expenses. Should the Trust implement a predetermined cap on aggregate Sponsor-paid Expenses, the Trust will notify the owners of the beneficial interests of Shares in a prospectus supplement or in its periodic Exchange Act reports, as applicable.

The Sponsor does not, however, assume certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders, any indemnification of the HYPE Custodians, Administrator or other agents, service providers or counter-parties of the Trust, the fees and expenses related to the listing, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Additional Trust Expenses”). Of the Sponsor-paid Expenses, ordinary course legal fees and expenses are subject to a cap of $100,000 per annum. In the Sponsor’s sole discretion, all or any portion of a Sponsor-paid Expense may be re-designated as an Additional Trust Expense.

After the payment of the Sponsor Fee to the Sponsor, the Sponsor may elect to convert some or all of the Sponsor Fee into cash by selling this HYPE at market prices, in the Sponsor’s sole discretion. Due to the variance in market prices for HYPE, the rate at which the Sponsor converts HYPE to cash may differ from the rate at which the Sponsor Fee was initially paid in HYPE.

The HYPE Custodians assume the transfer fees associated with the transfer of HYPE to the Sponsor with respect to the Sponsor Fee, and any further expenses associated with such transfer are assumed by the Sponsor.

The Trust shall not be responsible for any fees and expenses associated with the transfer of HYPE to pay the Sponsor Fee and Additional Trust Expenses, including any fees and expenses incurred by the Sponsor to convert HYPE received in payment of the Sponsor Fee into cash.

Pursuant to the Trust Agreement, the Sponsor or its delegates direct the HYPE Custodians to transfer HYPE from the Trust’s “cold storage” or similarly secure technology (the “Cold Vault Balance”) as needed to pay the Sponsor’s Fee and Additional Trust Expenses, if any. The Sponsor or its delegates endeavors to transfer the smallest amount of HYPE needed to pay applicable expenses. The Sponsor, in arranging for payment of Additional Trust Expenses, may in its discretion direct that the Trust’s HYPE be exchanged for U.S. Dollars. Under such circumstances, the Trust will not utilize the HYPE Custodians to arrange for the sale of the Trust’s HYPE to pay the Trust’s expenses and liabilities. Rather, the Sponsor will arrange for the Prime Broker, an affiliate of the HYPE Custodians, or another third-party digital asset trading platform to exchange the Trust’s HYPE for U.S. dollars in such a situation.

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

Service Providers of the Trust

The sponsor

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of Shares on the Exchange. The Sponsor does not exercise day-to-day oversight over the Trustee, the HYPE Custodians, or the Benchmark Provider. The Sponsor develops a marketing plan for the Trust, prepares marketing materials regarding the Shares of the Trust, and exercises the marketing plan of the Trust on an ongoing basis.

The Sponsor is a wholly-owned subsidiary of 21co Holdings Limited. The ultimate parent company of 21co Holdings Limited is FalconX Holdings Limited (“FalconX”). At present, the primary business activities of 21co Holdings Limited and FalconX are, with respect to 21co Holdings Limited, providing exchange traded products and technology services in the digital asset space through its subsidiaries and, with respect to FalconX, providing comprehensive access to global digital asset liquidity and a full range of trading services (including through its affiliates).

21Shares AG (collectively with its affiliates, the “21Shares Group”), an affiliate of the Sponsor, has considerable experience issuing and operating exchange-traded products that provide exposure to digital assets, operating such exchange-traded products since 2018. The Sponsor utilizes a similar management team that the 21Shares Group has used in issuing and operating these exchange-traded products. As of June 30, 2026, the 21Shares Group oversees approximately $4.63 billion in assets under management and 73 digital asset-related exchange-traded products across various jurisdictions. Additionally, since May 2026, the Sponsor serves as sub-adviser to 7 investment companies registered under the 1940 Act.

The Sponsor is not under any liability to the Trust, the Trustee or any Shareholder for any action taken or for refraining from the taking of any action in good faith pursuant to the Trust Agreement, or for errors in judgment or for depreciation or loss incurred by reason of the sale of any HYPE or other assets held in trust hereunder; provided, however, that this provision will not protect the Sponsor against any liability to which it would otherwise be subject by reason of its own gross negligence, bad faith, or willful misconduct. The Sponsor may rely in good faith on any paper, order, notice, list, affidavit, receipt, evaluation, opinion, endorsement, assignment, draft, or any other document of any kind prima facie properly executed and submitted to it by the Trustee, the Trustee’s counsel or by any other Person for any matters arising hereunder. The Sponsor will in no event be deemed to have assumed or incurred any liability, duty, or obligation to any Shareholder or to the Trustee other than as expressly provided for herein. The Trust will not incur the cost of that portion of any insurance which insures any party against any liability, the indemnification of which is herein prohibited.

The Sponsor and its shareholders, members, directors, officers, employees, affiliates and subsidiaries (each a “Sponsor Indemnified Party”) are indemnified by the Trust against any losses, judgments, liabilities, expenses and amounts paid in settlement of any claims arising out of or in connection with the performance of its obligations under the Trust Agreement or any actions taken in accordance with the provisions of the Trust Agreement, provided that (i) the Sponsor was acting on behalf of, or performing services for, the Trust and has determined, in good faith, that such course of conduct was in the best interests of the Trust and such liability or loss was not the result of fraud, gross negligence, bad faith, willful misconduct, or a material breach of this Trust Agreement on the part of the Sponsor and (ii) any such indemnification will be recoverable only from the Trust Estate. Any amounts payable to a Sponsor Indemnified Party under the Trust Agreement may be payable in advance or will be secured by a lien on the Trust. The Sponsor will not be under any obligation to appear in, prosecute or defend any legal action that in its opinion may involve it in any expense or liability; provided, however, that the Sponsor may, in its discretion, undertake any action that it may deem necessary or desirable in respect of the Trust Agreement and the rights and duties of the parties hereto and the interests of the Shareholders and, in such event, the legal expenses and costs of any such action will be expenses and costs of the Trust and the Sponsor will be entitled to be reimbursed therefor by the Trust. The obligations of the Trust to indemnify the Sponsor Indemnified Parties will survive the termination of the Trust Agreement.

the trustee

The Trustee, CSC Delaware Trust Company, a Delaware trust company, acts as the trustee of the Trust for the purpose of creating a Delaware statutory trust in accordance with the DSTA. The Trustee is appointed to serve as the trustee of the Trust in the State of Delaware for the sole purpose of satisfying the requirement of Section 3807(a) of the DSTA that the Trust have at least one trustee with a principal place of business in the State of Delaware.

As further discussed in the Trust Agreement, the Trustee is not liable for the acts or omissions of the Sponsor, nor is the Trustee liable for supervising or monitoring the performance and the duties and obligations of the Sponsor or the Trust under the Trust Agreement. The Trustee is not personally liable under any circumstances, except for its own willful misconduct, bad faith or gross negligence.

The Trustee or any officer, affiliate, director, employee, or agent of the Trustee (each, an “Indemnified Person”) is entitled to indemnification from the Sponsor or the Trust, to the fullest extent permitted by law, from and against any and all losses, claims, taxes, damages, reasonable expenses, and liabilities (including liabilities under State or federal securities laws) of any kind and nature whatsoever (collectively, “Expenses”), to the extent that such Expenses arise out of or are imposed upon or asserted against such Indemnified Persons with respect to the creation, operation or termination of the Trust, the execution, delivery or performance of the Trust Agreement or the transactions contemplated in the Trust Agreement; provided, however, that the Sponsor and the Trust are not required to indemnify any Indemnified Person for any Expenses that are a result of the willful misconduct, bad faith or gross negligence of such Indemnified Person.

The obligations of the Sponsor and the Trust to indemnify the Indemnified Persons will survive the termination of the Trust Agreement.

the administrator

The Sponsor entered into a Fund Administration and Accounting Agreement with BNY Mellon Asset Servicing, a division of The Bank of New York Mellon, to provide administration and accounting services to the Trust. Pursuant to the terms of the Agreement and under the supervision and direction of the Sponsor and the Trust, BNY Mellon Asset Servicing keeps the operational records of the Trust and prepares and files certain regulatory filings on behalf of the Trust. BNY Mellon Asset Servicing may also perform other services for the Trust pursuant to the Agreement as mutually agreed upon by the Sponsor, the Trust and BNY Mellon Asset Servicing from time to time. The Administrator’s fees are paid on behalf of the Trust by the Sponsor.

THE Transfer AGENT

The Bank of New York Mellon serves as the Transfer Agent of the Trust pursuant to the terms and provisions of the Transfer Agency and Service Agreement (the “Transfer Agency and Service Agreement”). The Transfer Agent: (1) facilitates the issuance and redemption of Shares of the Trust; (2) responds to correspondence by Trust Shareholders and others relating to its duties; (3) maintains Shareholder accounts; and (4) makes periodic reports to the Trust.

the HYPE Custodians

Anchorage Digital Bank N.A. and BitGo Bank & Trust, N.A. serve as the custodians for the Trust and maintain custody of all of the Trust’s HYPE.

The HYPE Custodians keep custody of all of the Trust’s HYPE. The HYPE Custodians keep a substantial portion of the private keys associated with the Trust’s HYPE in “cold storage” or similarly secure technology.

Cold storage is a safeguarding method with multiple layers of protections and protocols, by which the private key(s) corresponding to the Trust’s HYPE is (are) generated and stored in an offline manner. Private keys are generated in offline computers that are not connected to the internet so that they are resistant to being hacked. By contrast, in hot storage, the private keys are held online, where they are more accessible, leading to more efficient transfers, though they are potentially more vulnerable to being hacked. The Trust’s HYPE held in the Cold Vault Balance by the HYPE Custodians are held in segregated wallets and therefore are not commingled with the HYPE Custodians’ or other customer assets.

Cold storage of private keys may involve keeping such keys on a non-networked computer or electronic device or storing the public key and private keys on a storage device or printed medium and deleting the keys from all computers. The HYPE Custodians may receive deposits of HYPE but may not send HYPE without use of the corresponding private keys. In order to send HYPE when the private keys are kept in cold storage, unsigned transactions must be physically transferred to the offline cold storage facility and signed using a software/hardware utility with the corresponding offline keys. At that point, the HYPE Custodians can upload the fully signed transaction to an online network and transfer the HYPE. Such private keys are stored in cold storage facilities within the United States and Europe, exact locations of which are not disclosed for security reasons. A limited number of employees at the HYPE Custodians are involved in private key management operations, and the HYPE Custodians have represented that no single individual has access to their respective full private keys.

The HYPE Custodians’ internal audit teams perform periodic internal audits over custody operations, and the HYPE Custodians have represented that SOC attestations covering private key management controls are also performed on the HYPE Custodians by external providers.

The HYPE Custodians maintain a commercial crime insurance policies, which are intended to cover the loss of client assets held in cold storage, including from employee collusion or fraud, physical loss including theft, damage of key material, security breaches or hacks, and fraudulent transfers. The insurance maintained by the HYPE Custodians is shared among all of the HYPE Custodians’ respective customers, is not specific to the Trust or to customers holding HYPE with the HYPE Custodians, and may not be available or sufficient to protect the Trust from all possible losses or sources of losses.

HYPE held in the Trust’s accounts with the HYPE Custodians is the property of the Trust. The Trust, the Sponsor and the service providers will not loan or pledge the Trust’s assets, including staked assets, nor will the Trust’s assets, including staked assets, serve as collateral for any loan or similar arrangement. The Trust will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective.

In the event of a fork, the custodial services agreements entered into between the Trust and each of the HYPE Custodians (collectively, the “Custodial Services Agreements”) provide that the HYPE Custodians may temporarily suspend services, and may, in their sole discretion, determine whether or not to support (or cease supporting) either branch of the forked protocol entirely, provided that the HYPE Custodians shall use commercially reasonable efforts to avoid ceasing to support both branches of such forked protocol and will support, at a minimum, the original digital asset. The Custodial Services Agreements provide that, other than as set forth therein, and provided that the HYPE Custodians shall make commercially reasonable efforts to assist the Trust to retrieve and/or obtain any assets related to a fork, an airdrop or similar event, the HYPE Custodians shall have no liability, obligation or responsibility whatsoever arising out of or relating to the operation of the underlying software protocols relating to the Hyperliquid Network or an unsupported branch of a forked protocol and, accordingly, the Trust acknowledges and assumes the risk of the same. The Custodial Services Agreements provide that, unless specifically communicated by the HYPE Custodians and their affiliates through written public statements on their respective websites, the HYPE Custodians do not support airdrops, metacoins, colored coins, side chains, or other derivative, enhanced or forked protocols, tokens or coins, which supplement or interact with HYPE.

Under the Trust Agreement, the Sponsor has the right, in its sole discretion, to determine what action to take in connection with the Trust’s entitlement to or ownership of Incidental Rights or any IR Digital Assets, and the Trust may take any lawful action necessary or desirable in connection with the Trust’s ownership of Incidental Rights, including the acquisition of IR Digital Assets, as determined by the Sponsor in the Sponsor’s sole discretion, unless such action would adversely affect the status of the Trust as a grantor trust for U.S. federal income tax purposes or otherwise be prohibited by the Trust Agreement. With respect to any fork, airdrop or similar event, the Sponsor will cause the Trust to irrevocably abandon the Incidental Rights or IR Digital Assets. In the event the Trust seeks to change this position, an application would need to be filed with the SEC by the Exchange seeking approval to amend its listing rules.

Under the Custodial Services Agreements, the HYPE Custodians’ liability is limited. With respect to the Custodial Services Agreement entered into with Anchorage (the “Anchorage Custody Agreement”), except for Anchorage’s bad acts, confidentiality obligations under the Anchorage Custody Agreement, indemnification obligations under Anchorage Custody Agreement, or obligations with respect to rights to or limits on use under the Anchorage Custody Agreement, Anchorage is not liable for any losses, whether in contract, tort or otherwise, for any amount in excess of fees paid by the Trust in the twelve (12) months prior to when the liability arises. Moreover, Anchorage is not liable for (i) losses which arise from its compliance with applicable laws, including sanctions laws administered by the OFAC of the U.S. Treasury Department; or (ii) special, indirect or consequential damages, or lost profits or loss of business arising in connection with the Anchorage Custody Agreement. In addition, Anchorage is not liable for any losses which arise as a result of the non-return of digital assets that the Trust has delegated to Anchorage or a third party for on-chain services, such as staking, voting, vesting, and signaling, unless such losses occur as a result of Anchorage’s fraud or intentional misconduct.

With respect to the Custodial Services Agreement entered into with BitGo (the “BitGo Custody Agreement”), BitGo and its affiliates, including their officers, directors, agents, and employees, are not liable for any lost profits, special, incidental, indirect, intangible, or consequential damages resulting from authorized or unauthorized use of the Trust or Sponsor’s site or services. This includes damages arising from any contract, tort, negligence, strict liability, or other legal grounds, even if BitGo was previously advised of, knew, or should have known about the possibility of such damages. However, this exclusion of liability does not extend to cases of BitGo’s fraud, willful misconduct, or gross negligence. In situations of gross negligence, BitGo’s liability is specifically limited to the value of the digital assets or fiat currency that were affected by the negligence. Additionally, the total liability of BitGo for direct damages is capped at the fees paid or payable to them under the BitGo Custody Agreement during the twelve-month period immediately preceding the first incident that caused the liability.

The HYPE Custodians are not liable for delays, suspension of operations, failure in performance, or interruption of service which result directly or indirectly from any cause or condition beyond the reasonable control of the HYPE Custodians. Under the Custodial Services Agreements, except in the case of their gross negligence, fraud, or willful misconduct, or breach of the BitGo Custodial Services Agreement in the case of BitGo, the HYPE Custodians shall not have any liability for any damage or interruptions caused by any computer viruses, spyware, scareware, Trojan horses, worms or other malware that may affect the Trust’s computer or other equipment, or any phishing, spoofing or other attack.

Anchorage may terminate the Anchorage Custody Agreement upon a material breach which is not cured within thirty (30) days after receipt by the Trust or Sponsor of written notice from Anchorage of such breach. Anchorage and the Trust may terminate the Anchorage Custody Agreement in the following cases: (i) either party reasonably determines, following written advice of properly qualified counsel, that any part of the Services is or is likely to become in violation of applicable Laws or raises material regulatory, risk, or reputational issues; (ii) either Party has acted fraudulently or made a willful misrepresentation; (iii) the other Party files bankruptcy or is declared insolvent, or has an administrative or other receiver, manager, trustee, liquidator, administrator, or similar officer appointed over all or any substantial part of its assets; or (iv) the other Party enters into or proposes any composition or arrangement with its creditors generally; or (v) the other Party materially violates the confidentiality provisions of the Anchorage Custody Agreement.

The Trust’s Transfer Agent will facilitate the settlement of Shares in response to the placement of creation orders and redemption orders from Authorized Participants. The Trust generally does not intend to hold cash. However, there may be situations where the Trust will unexpectedly hold cash on a temporary basis, including in connection with the settlement of creation and redemption transactions. The Trust’s cash will be held at its account at the Cash Custodian, pursuant to the cash custody agreement between The Bank of New York Mellon and the Trust (the “Cash Custody Agreement”).

The Sponsor may, in its sole discretion, add or terminate HYPE custodians at any time. The Sponsor may, in its sole discretion, change the HYPE Custodians for the Trust’s HYPE holdings, but it will have no obligation whatsoever to do so or to seek any particular terms for the Trust from other such HYPE custodians. Should the Sponsor choose to add or terminate a HYPE Custodian, the Trust will notify Shareholders in a prospectus supplement and/or a current report on Form 8-K or in its annual or quarterly reports.

THE STAKING SERVICES PROVIDERS

The Sponsor has entered into a staking agreement (as amended, the “Staking Services Agreement”) with Figment Inc., a Canadian corporation (the “Staking Services Provider”), to facilitate the staking of the Trust’s HYPE.

sTAKING OF THE TRUST’S ASSETS

The Trust’s staking model aims to maximize the portion of the Trust’s HYPE available for staking while controlling for liquidity and redemption risks. The model determines an optimal utilization rate by balancing expected yield against potential costs (including borrowing costs during redemptions, assuming we have access to suitable credit) (“Utilization Rate”).

The Staking Services Provider will exercise no discretion as to the amount of the Trust’s HYPE to be staked or the timing of the Staking Activities. While the Trust may stake a maximum of 100% of its HYPE holdings, the amount of HYPE that remains unstaked is determined based on the Trust’s Utilization Rate analysis and accordingly may vary from time to time. Based on Utilization Rate analysis applied to historical data, the Trust generally intends to stake between 60% and 100% of the HYPE it holds, although the amount of HYPE that is staked may be lesser or greater from time to time. The precise percentage to be staked will be based on the estimated liquidity needs of the Trust and other factors, as determined by the Sponsor. In determining how to stake the HYPE held by the Trust, and how much HYPE to stake, the Trust’s model operates on the following key parameters:

●	Unlocking period: The number of days required for unlocking staked assets as dictated by the Hyperliquid Network;

●	ETF Historical redemption patterns: The historical percentages of cumulative drawdowns in redemptions during the bonding period for U.S. listed ETFs and other similar instruments listed abroad;

●	Size of the Trust & Concentration: A trust with a high concentration of shareholders may have a higher percentage risk of redemption compared to a trust that has a diversified shareholder base and a large number of assets under management;

●	Staking Services Provider performance: The model takes into account the performance, reliability, and reputation of staking services providers. This includes adherence to certain minimum operating standards, including monitoring their uptime, and history of accruing penalties; and

●	Market conditions monitoring: The model tracks market conditions, like regime shifts in momentum/liquidity, conditions of heightened demand or supply, network events, protocol changes, and other Staking Services Provider risks.

The Sponsor make available on its website the current percentage of the Trust’s HYPE being staked on a daily basis.

The rewards owed or paid to the Staking Services Providers as compensation for the Staking Activities reduce the amount of HYPE rewards that are generated from the Trust’s Staking Activities that are available in the assets of the Trust. Each Staking Services Provider that generates staking rewards is entitled to compensation determined as a portion of the Staking Provider Consideration. The Staking Provider Consideration is paid directly to the Staking Services Provider from the staking rewards. The Sponsor, the Staking Services Provider and HYPE Custodians receive an aggregate of 30% of the staking rewards, with the remainder expected to be distributed.

The Trust intends to pay cash distributions at least quarterly to Shareholders to distribute staking rewards earned by the Trust. Quarterly distributions are intended to represent all staking rewards accrued during the quarter. These rewards accrue in HYPE, and at quarter-end, the Trust intends to sell an equivalent amount of HYPE to fund the cash dividend distribution. The Trust expects to fund the distribution solely from liquid (unbonded) HYPE held by the Trust. The amount of any distribution, if any, will depend on the staking rewards actually earned by the Trust during each quarter and cannot be predicted with certainty. The amount of staking rewards earned will vary based on factors including, but not limited to, the amount of HYPE held by the Trust, the percentage of the Trust’s HYPE that is staked, network staking participation rates, protocol reward rates on the Hyperliquid Network, and network conditions. Accordingly, there can be no assurance as to the amount of distributions that will be paid in any quarter, and it is possible that no distributions will be paid in a given quarter if insufficient staking rewards are earned.

The Sponsor has entered into the Staking Services Agreement with Figment. Pursuant to the Staking Services Agreement, Figment will provide the Sponsor with certain services, including engaging in staking in a manner reasonably intended to generate rewards and provide reports to the Trust showing the calculation of any rewards payable by the Hyperliquid Network.

Under the Staking Services Agreement, each of Figment and the Trust must indemnify the other party and its affiliates and their respective representatives from all damages, excluding slashing penalties (other than those arising from or attributable to Figment’s gross negligence, fraud or willful misconduct) and missed rewards incurred by the indemnified party in connection with any actual or threatened third-party claim arising from or in connection with (i) the indemnifying party’s breach of the Staking Services Agreement or (ii) where the indemnifying party is the Trust, any breach of any provision owing to the Trust’s clients and/or otherwise involving a client of the Trust, that is made in connection with the Staking Services Agreement, and is not materially attributable to, or grounded in any act or omission by, Figment. Except for a party’s indemnification obligations as described above, neither party’s aggregate liability for damages to the other party or any other person will exceed the service fees collected by Figment under the Staking Services Agreement during the six months prior to the initial event giving rise to the damages (the “Global Cap”). For slashing penalties, Figment’s aggregate liability is limited to the service fees collected by Figment under the Staking Services Agreement during the six months prior to the initial slashing penalty (the “Slashing Cap”). The Slashing Cap and Global Cap will not apply to any slashing penalties arising from or attributable to Figment’s gross negligence, fraud or willful misconduct. For missed rewards, Figment’s aggregate liability is limited to the service fees collected by Figment under the Staking Services Agreement during the three months prior to the initial missed rewards event (the “Missed Rewards Cap”). The Slashing Cap and the Missed Rewards Cap are included in, and not in addition to, the Global Cap, and the Global Cap, Slashing Cap, and Missed Rewards Cap are each cumulative for the duration of the term of the Staking Services Agreement and not per event.

The Staking Services Agreement has an initial term that shall continue until either party terminates the agreement by written notice. The Trust may, from time to time, and at any time, engage additional staking services providers besides Figment. The percentage of rewards to be paid to each such staking services provider may vary and may be more or less than the amount paid by us to Figment. Rewards from staking are accrued every minute and distributed to the staking services providers every day. Rewards are then redelegated to the staking validator automatically and will be shared, distributed and added to the assets of the Trust daily. Specifically, staking rewards that accrue to the Trust on or before the calculation of the Trust’s end-of-day NAV will be added to the assets of the Trust, irrespective of whether the staked HYPE has been unbonded at such time.

the cash Custodian

The Cash Custodian is The Bank of New York Mellon. The Cash Custodian’s services are governed under the Cash Custody Agreement between The Bank of New York Mellon and the Trust. In performing its duties under the Cash Custody Agreement, BNY Mellon is required to exercise the standard of care and diligence that a professional custodian for exchange-traded funds would observe in these affairs considering the prevailing rules, practices, procedures, and circumstances in the relevant market and to perform its duties without negligence, fraud, bad faith, willful misconduct, or reckless disregard of its duties under the Cash Custody Agreement. Under the Cash Custody Agreement, BNY Mellon is not liable for any losses, damages, costs, charges, expenses, or liabilities (including reasonable counsel fees and expenses) (collectively, “Losses”) except to the extent caused by BNY Mellon’s own bad faith, negligence, willful misconduct, or reckless disregard of its duties under the Cash Custody Agreement. The Trust will indemnify and hold harmless BNY Mellon from and against all Losses, incurred by BNY Mellon arising out of or relating to BNY Mellon’s performance under the Cash Custody Agreement, except to the extent resulting from BNY Mellon’s failure to perform its obligations under the Cash Custody Agreement in accordance with the agreement’s standard of care. The Sponsor may, in its sole discretion, add or terminate cash custodians at any time.

the marketing agent

Foreside Global Services, LLC (the “Marketing Agent”) is responsible for reviewing and approving the marketing materials prepared by the Sponsor for compliance with applicable SEC and Financial Industry Regulatory Authority (“FINRA”) advertising laws, rules, and regulations.

authorized participants

Creation Baskets are created or redeemed only by Authorized Participants. Each Authorized Participant must be a registered broker-dealer, a participant in DTC, and have entered into an agreement with the Sponsor and Administrator (the “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of Creation Baskets and for the delivery of the HYPE required for such creations and redemptions. By executing an Authorized Participant Agreement, an Authorized Participant becomes part of the group of parties eligible to purchase Creation Baskets from, and put Creation Baskets for redemption to, the Trust. The Authorized Participant Agreement may provide for in-kind Basket creations and redemptions. An Authorized Participant is under no obligation to create or redeem Creation Baskets or to offer to the public Shares of any Creation Baskets it does create. The Authorized Participant Agreement and the related procedures attached thereto may be amended by the Trust, without the consent of any Shareholder or Authorized Participant. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor.

Taxation of the trust

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for U.S. federal income tax purposes.

As a grantor trust, the Trust can undertake only certain types of activities. For example, generally, the Trust cannot vary its investment portfolio to take advantage of market fluctuations. The Trust may receive income from investment activities that do not require such decision-making. If staking is treated for U.S. federal income tax purposes as a passive ministerial and administrative activity, it should be permissible for the Trust. To that end, on November 10, 2025, the U.S. Treasury Department and the Internal Revenue Service (the “IRS”) issued a revenue procedure that provided a safe harbor for trusts that otherwise qualify as investment trusts and as grantor trusts to stake their digital assets without jeopardizing their tax status as investment trusts and grantor trusts for U.S. federal income tax purposes. The revenue procedure provides specific requirements that must be satisfied by a Trust in order to be eligible to rely on the safe harbor.

The Trust intends to operate so that it will qualify to be treated for U.S. federal income tax purposes as a grantor trust. In the opinion of Dechert LLP, although not free from doubt, the Trust should be classified as a “grantor trust” for U.S. federal income tax purposes (and the following discussion assumes such classification).

Because the treatment of staking in a grantor trust, including interpretation of the requirements under the safe harbor, is still developing, there remains a risk of adverse regulatory or legal determinations that could affect the tax treatment of the Trust as a grantor trust or affect the Trust’s operations. The opinion of Dechert LLP is based on various assumptions and representations relating to the Trust’s organization, operation, assets, activities, and income, including that all such assumptions representations on which the opinion is based and all other factual information set forth in the relevant documents, records, and instruments are true and correct, that all actions described in this offering are completed in a timely fashion and that the Trust will at all times operate in accordance with the method of operation described in the Trust’s organizational documents and this offering.

The opinion of Dechert LLP is not binding on the IRS or any court. Accordingly, there can be no assurance that the IRS will agree with the conclusions herein and it is possible that the IRS or another tax authority could assert a position contrary to one or all of those conclusions and that a court could sustain that contrary position. Neither the Sponsor nor the Trustee will request a ruling from the IRS with respect to the classification of the Trust for U.S. federal income tax purposes or with respect to any other matter. If the IRS were to assert successfully that the Trust is not classified as a “grantor trust,” the Trust would likely be classified as a partnership for U.S. federal income tax purposes, which may affect the timing and other tax consequences to the Shareholders. Under such circumstances, the Trust might be classified as a publicly traded partnership that would be taxable as a corporation for U.S. federal income tax purposes, in which case the Trust would be taxed in the same manner as a corporation on its taxable income and distributions to Shareholders out of the earnings and profits of the Trust would be taxed to Shareholders as ordinary dividend income. However, due to the uncertain treatment of digital assets for U.S. federal income tax purposes, there can be no assurance in this regard.

Item 1A. Risk Factors

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in the Shares speculative or risky. This summary does not address all the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below, and should be read in conjunction with the other information included in this Annual Report on Form 10-K, including the Trust’s financial statements and related notes thereto, and our other filings with the SEC, before making an investment decision regarding the Shares. All other capitalized terms used, but not defined, herein have the meanings given to them in the Trust Agreement.

Risks Associated with HYPE and the Hyperliquid Network

The value of the Shares relates directly to the price of HYPE, which may be highly volatile and subject to fluctuations due to a number of factors.

The value of the Shares relates directly to the value of the HYPE held by the Trust and fluctuations in the price of HYPE could adversely affect the value of the Shares. The market price of HYPE may be highly volatile, and subject to a number of factors, including:

●	an increase in the HYPE supply that is publicly available for trading;

●	manipulative trading activity on digital asset trading platforms, which, in many cases, are largely unregulated or may not be complying with existing regulations;

●	the adoption of HYPE as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the software protocol of the Hyperliquid Network;

●	forks in the Hyperliquid Network blockchain;

●	falling demand for HYPE, or demand that does not keep pace with gradual unlocking of HYPE;

●	delays or flaws in the execution of the Hyperliquid Network’s expansion or adoption plans for HYPE;

●	the failure of one or more of the Foundation’s strategic partnerships with one or more institutional players;

●	the failure of, or perceptions of risk or negative publicity around one or more of the protocols based on the Hyperliquid Network or that make use of HYPE;

●	investors’ expectations with respect to interest rates and rates of inflation experienced by fiat currencies or digital assets (including, in particular, HYPE);

●	consumer preferences and perceptions of HYPE specifically and digital assets generally;

●	fiat currency withdrawal and deposit policies on digital asset trading platforms;

●	the liquidity of digital asset trading platforms and any increase or decrease in trading volume on digital asset trading platforms;

●	investment and trading activities of large investors that invest directly or indirectly in HYPE;

●	a “short squeeze” resulting from speculation on the price of HYPE, if aggregate short exposure exceeds the number of Shares available for purchase;

●	a final determination that HYPE is offered or sold as a security or changes in HYPE’s status under the federal securities laws;

●	monetary policies of governments, trade restrictions, currency devaluations and revaluations and regulatory measures or enforcement actions, if any, that restrict the use of HYPE or the purchase of HYPE on digital asset trading platforms;

●	global or regional political, economic or financial conditions, events and situations;

●	fees associated with processing a HYPE transaction and the speed at which transactions are settled on the Hyperliquid Network;

●	interruptions in service from or closures or failures of major digital asset trading platforms;

●	decreased confidence in digital asset trading platforms due to the unregulated nature and lack of transparency surrounding the operations of digital asset trading platforms;

●	smart contracts are new and their ongoing development and operation may result in problems or be subject to errors or hacks;

●	increased competition from other digital assets or other forms of blockchain-based services; and

●	the Trust’s own acquisitions or dispositions of HYPE, since there is no limit on the number of HYPE that the Trust may acquire.

In addition, there is no assurance that HYPE will maintain its value in the long or intermediate term. In the event that the price of HYPE declines, the Sponsor expects the value of the Shares to decline proportionately. The value of HYPE as represented by the Pricing Benchmark or by the Trust’s principal market may also be subject to momentum pricing due to speculation regarding future appreciation in value, leading to greater volatility that could adversely affect the value of the Shares. Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, accounts for future appreciation in value, if any. The Sponsor believes that momentum pricing of HYPE has resulted, and may continue to result, in speculation regarding future appreciation in the price of HYPE, inflating and making the price of HYPE more volatile. As a result, HYPE may be more likely to fluctuate in value due to changing investor confidence, which could impact future appreciation or depreciation in the Pricing Benchmark and could adversely affect the value of the Shares.

HYPE is a relatively new technological innovation with a limited operating history.

HYPE has a relatively limited history of existence and operations and was first launched in November 2024. There is a limited established performance record for the price of HYPE and, in turn, a limited basis for evaluating an investment in HYPE. Although past performance is not necessarily indicative of future results, if HYPE had a more established history, such history might (or might not) provide investors with more information on which to evaluate an investment in the Trust.

HYPE and the Hyperliquid Network generally.

HYPE is the native digital asset and unit of account on the Hyperliquid Network. The market value of HYPE is not related to any specific company, government or asset. The valuation of HYPE may depend on a number of factors, including future expectations for the value of the Hyperliquid Network, the number of HYPE transactions, and the overall usage of HYPE as an asset. This means that a significant amount of the value of HYPE may be speculative, which could lead to increased volatility. Investors could experience significant gains, losses and/or volatility in the Trust’s holdings, depending on the valuation of HYPE.

Several factors may affect the price of HYPE, including, but not limited to: supply and demand, investors’ expectations with respect to the rate of inflation, interest rates, currency exchange rates or future regulatory measures (if any) that restrict the trading of HYPE, the use of HYPE as a form of payment. The issuance of HYPE is determined by a computer code, not by a central bank, and prices may be extremely volatile. For instance, during the period from January 1, 2025 to December 31, 2025, the price of HYPE bottomed at $10.21 and peaked at $58.57 marking a swing of 82.57%. Additionally, during the period from January 1, 2026 to June 30, 2026, the price of HYPE bottomed at $20.49 and peaked at $76.89, marking a swing of 73.35%. There is no assurance that HYPE will maintain its long-term value in terms of purchasing power in the future, or that acceptance of HYPE payments by mainstream retail merchants and commercial businesses will continue to grow. The value of the Trust’s investments in HYPE could decline rapidly, including to zero.

The Hyperliquid Network is a decentralized network without a controlling issuer or administrator of software development. Hyperliquid Labs is the core development entity responsible for protocol engineering, infrastructure upgrades, and long-term technical strategy. It operates in close coordination with the Hyper Foundation (the “Foundation”), which oversees governance, ecosystem development, business development efforts and in doing so continues to exert significant influence over the direction of the development of the Hyperliquid Network. Further, the Hyperliquid Network does not require governmental authorities or financial institution intermediaries to create, transmit or determine the value of HYPE.

As a result, core developers contribute their time and propose upgrades and improvements to the Hyperliquid Network protocols and various software implementations thereof, often on the HYPE repository on the website Github. Core developers’ roles evolve over time, largely based on self-determined participation. Although some market participants such as the Foundation sponsor some developers, core developers are not generally compensated for their work on the Hyperliquid Network, and such developers may cease to provide services or migrate to alternate digital asset networks. In addition, a lack of resources may result in an inability of the Hyperliquid Network community to address novel technical issues or to achieve consensus around solutions therefor. As with other digital asset networks, the Hyperliquid Network faces significant scaling challenges due to the fact that public blockchains generally face a tradeoff between security and scalability. One means through which public blockchains achieve security is decentralization, meaning that no intermediary is responsible for securing and maintaining these systems. For example, a greater degree of decentralization generally means a given digital asset network is less susceptible to manipulation or capture. A digital asset network may be limited in the number of transactions it can process by the capabilities of the participating nodes.

Moreover, in the past, flaws in the source code for digital assets have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. The cryptography underlying HYPE could prove to be flawed, ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. In any of these circumstances, a malicious actor may be able to take the Trust’s HYPE, which would adversely impact the value of the Shares. Moreover, the functionality of the Hyperliquid Network may be negatively affected such that it is no longer attractive to users, thereby dampening demand for HYPE and the Hyperliquid Network. Even if another digital asset other than HYPE were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares.

In March 2025, trading activity on one such market resulted in in losses to liquidity provider vaults (“HLP Vaults”) after a trader executed large, coordinated positions that exploited the Hyperliquid Network’s protocol’s liquidation and margin parameters. Another event in April 2025 in which a “whale” wallet on the Hyperliquid Network opened a $200 million long trade on ether reportedly caused approximately $4 million in losses. These incidents did not involve unauthorized access or a protocol exploit, but rather adverse outcomes within the network’s existing market mechanics.

There can be no assurance that future incidents, including those arising from market manipulation, oracle malfunction, insufficient collateralization or design flaws in the liquidation engine will not affect the operation, stability or perceived integrity of the Hyperliquid Network. Because the Trust’s exposure to Hyperliquid and the related Hyperliquid Network activity depends on the continued functionality and reliability of the Hyperliquid Protocol, any such event could negatively affect the value of the Trust’s investments or its ability to achieve its investment objective.

In October 2025, the Hyperliquid Network was disproportionately affected during a massive liquidation event arising from losses incurred in digital asset markets. Over a 24-hour period, more than $19 billion in leveraged digital asset positions were forcibly liquidated across the broader market, with more than 1,000 wallets on the Hyperliquid Network being completely liquidated. During this period, aggregate open interest in the Hyperliquid Network’s perpetual futures markets reportedly declined very significantly, and trading volumes in Hyperliquid and Hyperliquid Network participation fell sharply. The Hyperliquid Protocol’s fully on-chain liquidation engine, driven by decentralized oracle feeds and lacking discretionary circuit breakers, executed liquidations automatically in response to rapid price movements, which may have amplified the magnitude of market dislocation relative to other venues. In November 2025, Hyperliquid’s HLP Vaults absorbed significant losses, following alleged market manipulation in the POPCAT token which led to the liquidation of multiple leveraged positions. This attack exploited the design of the Hyperliquid Network’s HLP rather than any specific vulnerability in the protocol, and caused an estimated $4.9 million in losses. In response to the POPCAT incident, the Hyperliquid Network halted withdrawals on the platform and temporarily halted the Arbitrum bridge (which is used to transfer digital assets between the Hyperliquid Network and the Arbitrum blockchain), in order to prevent additional outflows from the Hyperliquid Network. Both interventions were implemented rapidly by a group of validators. The actions of such a limited group of participants in unilaterally suspending user access to funds and in halting cross-chain asset transfers on short notice exposed users to the risk of being unable to access, withdraw, or transfer their assets during periods of acute market stress. The speed and manner in which these interventions were implemented may be perceived to indicate a higher level of centralized control over key network functions than the Hyperliquid Network’s decentralized design might suggest. This may attract increased scrutiny from regulatory authorities and could result in enforcement action or other adverse regulatory consequences. Any such consequences or any future exercise of similar control could impair user confidence in the Hyperliquid Network, reduce liquidity for HYPE, and negatively impact the value of the Trust’s investments. These events illustrate some ways in which high leverage, concentration of open interest and the design of the Hyperliquid Network’s risk-management mechanics can contribute to extreme volatility. Adverse market conditions or further system liquidations could impair network stability, reduce liquidity for Hyperliquid and negatively impact the value of the Trust’s investments.

Finally, there can be no assurance that the community as a whole will not implement changes to the Hyperliquid Network protocols that have an adverse impact on the Trust or an investment in the Shares.

Proof-of-Stake (PoS) Consensus Mechanisms.

The Hyperliquid Network uses a proof-of-stake consensus mechanism to incentivize HYPE holders to validate transactions. Unlike proof-of-work, in which miners expend computational resources to compete to validate transactions and are rewarded tokens in proportion to the amount of computational resources expended, in proof-of-stake, validators “stake” tokens to validate transactions and are rewarded coins in proportion to the amount of tokens staked (the rate is inversely proportional to the square root of total HYPE staked). Validators may vote to jail peers that do not respond with adequate latency or frequency to the consensus messages of the voter. Upon receiving a quorum of jail votes, a validator becomes jailed and no longer participates in consensus. A jailed validator does not produce rewards for its delegators. A validator may un-jail themselves by diagnosing and fixing the causes, subject to on-chain un-jailing rate limits. Note that jailing is not the same slashing, which is reserved for provably malicious behavior such as double-signing blocks at the same round. Should any of the Trust’s Staking Services Providers engage in malicious activity or respond inadequately or too slowly to consensus messages, then such Staking Services Providers may be “jailed” which could negatively impact the Trust’s abilities to engage in Staking Activities and/or otherwise result in the Trust earning reduced staking rewards.

The Trust is exposed to risks associated with Hyperliquid Labs.

The value of HYPE may be materially influenced by activities undertaken by Hyperliquid Labs, which plays a significant role in the development of the Hyperliquid Network. Any adverse developments impacting Hyperliquid Labs could potentially adversely affect the value of HYPE and, therefore, the value of an investment in the Trust.

The scheduled creation of newly minted HYPE and their subsequent sale may cause the price of HYPE to decline, which could negatively affect an investment in the Trust.

Newly created or minted HYPE are generated through a process referred to as “staking” which involves the collection of a staking reward of new HYPE. To operate a node, a validator must acquire and lock some amount of HYPE by sending a special transaction to the staking contract, which transaction associates the staked HYPE with a withdrawal address (to unlock the HYPE and receive any staking rewards) and a validator address (to designate the validator node performing transaction verification). When the recipient makes newly minted HYPE available for sale, there can be downward pressure on the price of HYPE as the new supply is introduced into the HYPE market.

The fixed supply of HYPE may negatively impact the operation of the Hyperliquid Network.

The fixed supply of HYPE could also contribute to price volatility, especially if demand fluctuates significantly. Since the supply of HYPE is fixed at 1 billion (as of June 30, 2026), any significant surge in demand can result in large price spikes. For example, during periods of high market activity or speculation, the price of HYPE could rapidly increase due to the inability to expand supply to match demand. This volatility could make HYPE less predictable for businesses that rely on it for payments. Digital assets with a flexible supply can adjust to maintain a stable value. HYPE, however, could experience price swings that make it less attractive for everyday transactions or long-term financial planning.

The fixed supply of HYPE may also not scale well with rapidly expanding use cases. If businesses, financial institutions, and payment providers adopt HYPE for cross-border transactions and other use cases, there is a risk that the fixed supply may not meet the growing demand, leading to supply shortages and further price volatility. In the case of massive adoption, the scarcity of HYPE could raise its value too much, making it less appealing for day-to-day transactions.

The prevailing level of transaction fees may adversely affect the usage of the Hyperliquid Network.

New HYPE is created when HYPE validators use their stake on the Hyperliquid Network to participate in the consensus mechanism, which records and verifies every HYPE transaction on the Hyperliquid Network. In return for their services, validators are rewarded through receipt of HYPE. If transaction fees increase to the point of being prohibitively expensive for users, validators may not have an adequate incentive to continue validating. Further, if the price of HYPE or the reward for validating new blocks is not sufficiently high to incentivize validators, validators may cease participating in the consensus mechanism. Validators ceasing operations or participation in the consensus mechanism would reduce the collective processing power on the Hyperliquid Network, which would adversely affect the confirmation process for transactions (i.e., temporarily decreasing the speed at which blocks are added to the blockchain) and make the Hyperliquid Network more vulnerable to malicious actors obtaining sufficient control to alter the blockchain and hinder transactions. Any reduction in confidence in the confirmation process or processing power of the Hyperliquid Network may adversely affect the Trust’s investments in HYPE.

The amount of new HYPE earned by staking may be adjusted. The supply of new HYPE is currently capped by HYPE’s fixed maximum supply of one billion tokens. If the transaction fees are too low, validators may not be incentivized to expend processing power to validate transactions and confirmations of transactions on the Hyperliquid Network could be temporarily slowed. A reduction in the processing power expended by validators on the Hyperliquid Network could reduce infrastructure security, reduce confidence in the Hyperliquid Network, or expose the Hyperliquid Network to a malicious actor or botnet obtaining a majority of processing power on the Hyperliquid Network. Decreased demand for HYPE or reduced security on the Hyperliquid Network may adversely impact an investment in the Shares.

A determination that HYPE or any other digital asset is offered or sold as a “security” may adversely affect the price of HYPE and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.

Depending on its characteristics, a digital asset, including HYPE, may be considered to be offered or sold as a “security” under U.S. federal securities laws. The tests for determining whether a particular digital asset is offered or sold as a “security” are complex and difficult to apply, and the outcome is difficult to predict.

Further, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities. More recently, the SEC has also brought enforcement actions against digital asset trading platforms for allegedly operating unregistered securities exchanges on the basis that certain of the digital assets traded on their platforms are securities, although at least one or more of these actions has since been withdrawn or dismissed following a joint stipulation between the SEC and the entities allegedly operating an exchange. SEC and other government or regulatory enforcement actions have led, and may in the future lead, to further volatility in digital asset prices.

Whether a digital asset is offered or sold as a security under the U.S. federal securities laws depends on whether it is included in the lists of instruments making up the definition of “security” in the Securities Act, the Exchange Act and the 1940 Act. Digital assets do not appear in any of these lists, although each list includes the terms “investment contract” and “note,” and the SEC has typically analyzed whether a particular digital asset is offered or sold as a security by reference to whether it meets the tests developed by the federal courts interpreting these terms, known as the “Howey” and “Reves” tests, respectively. For many digital assets, whether or not the Howey or Reves tests are met is difficult to resolve definitively, and substantial legal arguments can often be made both in favor of and against a particular digital asset qualifying as being offered or sold as a security under one or both of the Howey and Reves tests. Adding to the complexity, the SEC staff has indicated that the security status of a particular digital asset can change over time as the relevant facts evolve.

The SEC staff recently provided general guidance indicating that many crypto assets are not securities under the Howey test for investment contracts. Such guidance, however, notes that although a crypto asset may not be a security in itself, the asset may nevertheless be offered and sold as part of an investment contract, and may therefore form part of a security. Accordingly, it is possible that the SEC, a state securities regulator, or a federal or state court could find that HYPE (including the HYPE held by the Trust) was offered and sold as part of an investment contract, and was therefore a security at the time of such sale. It is also unclear what, if any weight, the SEC’s guidance would be given by a federal or state court deciding the question of whether HYPE is a security, or was offered and sold as part of a security.

If the Sponsor determines that HYPE is offered or sold as a security under the U.S. federal securities laws, whether that determination is initially made by the Sponsor itself, or because a federal court upholds an allegation that HYPE is offered or sold as a security, the Sponsor does not intend to permit the Trust to continue holding HYPE in a way that would violate the federal securities laws (and therefore would either dissolve the Trust or potentially seek to operate the Trust in a manner that complies with the federal securities laws, including the 1940 Act).

Any enforcement action by the SEC or a state securities regulator asserting that HYPE is offered or sold as a security, or a court decision to that effect, would be expected to have an immediate material adverse impact on the trading price of HYPE, as well as the Shares. This is because the business models behind most digital assets are incompatible with regulations applying to transactions in securities. If a digital asset is determined to be offered or sold as a security, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars. Any assertion that a digital asset is offered or sold as a security by the SEC or another regulatory authority may have similar effects.

If HYPE is found by a court or other regulatory body to be offered or sold as a security, the Trust could be considered an unregistered “investment company” under the 1940 Act, which could necessitate the Trust’s liquidation under the terms of the Trust Agreement. Furthermore, the Trust could be considered to be engaged in a distribution (i.e., a public offering) of unregistered securities in violation of Section 5 of the Securities Act, which could impose significant civil and criminal liability on the Trust. There is no guarantee that a court of regulatory body will agree with the Sponsor’s assessment that HYPE is not offered or sold as a security.

Moreover, whether or not the Sponsor or the Trust were subject to additional regulatory requirements as a result of any determination that its assets include securities, the Sponsor may nevertheless decide to terminate the Trust, in order, if possible, to liquidate the Trust’s assets while a liquid market still exists. If the SEC or a federal court were to determine that HYPE is offered or sold as a security, the value of the Shares of the Trust would decline significantly. Furthermore, if a federal court upholds an allegation that HYPE is offered or sold as a security, the Trust itself may be terminated and, if practical, its assets liquidated.

Digital assets may have concentrated ownership and large sales or distributions by holders of such digital assets, or any ability to participate in or otherwise influence a digital asset’s underlying network, could have an adverse effect on the market price of such digital asset.

There is a finite supply of HYPE tokens, which is currently fixed at one billion. In connection with the launch of the Hyperliquid Network, HYPE tokens were allocated across several categories, including: (i) 31% distributed via an airdrop to past users of the Hyperliquid Network, (ii) 38.89% allocated to future emissions and rewards, (iii) 23.8% allocated to core contributors to the Hyperliquid Network (which were locked-up until November 2025), (iv) 6.0% allocated to the Hyper Foundation, (v) 0.3% allocated to community grants, and (vi) 0.012% allocated for the Hyperliquid Network’s liquidity program. As of September 1, 2026, approximately 222 million HYPE tokens had been released into circulation. Despite escrow mechanisms that gradually release HYPE into the market, early stakeholders may still retain control over a significant portion of HYPE, which can impact market dynamics if large amounts are sold. The concentration of HYPE in the hands of early stakeholders could affect the market’s confidence in HYPE.

Additionally, at this time there is no comprehensive registry showing all of the individuals or entities that own HYPE or the quantity of HYPE that is owned by particular people or entities in a comprehensive manner. It is possible, and in fact, reasonably likely, that a small group of early HYPE adopters may hold a significant proportion of the HYPE that has been created to date. At this time, these earlier adopters, also known as Core Contributors, are allocated HYPE that vests daily at a rate of 0.02% of the max supply of HYPE, with linear daily unlocks scheduled until November 28, 2028. Although some HYPE is locked in smart contracts for a certain period of time, there are no regulations or technological restrictions that would necessarily prevent a large holder of HYPE from selling HYPE it holds as transactions are executed automatically by smart contracts when certain conditions are met. To the extent such large holders of HYPE engage in large-scale sales or distributions, either on nonmarket terms or in the ordinary course, it could result in a reduction in the price of HYPE and adversely affect an investment in the Shares.

The trading prices of many digital assets, including HYPE, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further decline in the trading prices of HYPE, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

The trading prices of many digital assets, including HYPE, have experienced extreme volatility in recent periods and may continue to do so. Several factors may affect the price of HYPE, including, but not limited to: supply and demand, investors’ expectations with respect to the rate of inflation, interest rates, currency exchange rates or future regulatory measures (if any) that restrict the trading of HYPE or the use of HYPE as a form of payment. The issuance of HYPE is determined by a computer code, not by a central bank, and prices can be extremely volatile. For instance, there were steep increases in the value of certain digital assets over the course of 2021, and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2022 in digital asset trading prices.

Extreme volatility may persist, and the value of the Shares may significantly decline in the future without recovery. The digital asset markets may still be experiencing a bubble or may experience a bubble again in the future. For example, in the first half of 2022, each of Celsius Network, Voyager Digital Ltd., and Three Arrows Capital declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX Trading Ltd. (“FTX”) one of the largest digital asset exchanges by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned, and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO, who was found guilty of these criminal charges in November 2023. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis”). In response to these events, the digital asset markets have experienced extreme price volatility and other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset markets. These events have also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital asset markets continues to be negatively impacted by these events, digital asset prices, including HYPE, may continue to experience significant volatility or price declines, and confidence in the digital asset markets may be further undermined. In addition, regulatory and enforcement scrutiny has been significant, including from, among others, the U.S. Department of Justice, the SEC, the CFTC, the White House and Congress, as well as state regulators and authorities. These events are continuing to develop, and the full facts are continuing to emerge. It is not possible to predict at this time all of the risks that they may pose to the Trust, its service providers or to the digital asset industry as a whole.

HYPE has experienced extreme volatility since its inception in November 2024. During the period from its inception to December 31, 2025, the price of HYPE ranged from a low of $6.07 to a high of $58.58. Likewise, during the period from January 1, 2026 to September 15, 2026, the price of HYPE ranged from a low of $20.49 to a high of $87.90. The Trust is not actively managed and will not take any actions to take advantage, or mitigate the impacts, of volatility in the price of HYPE.

Spot markets on which HYPE trades are relatively new and largely unregulated.

Digital asset markets, including spot markets for HYPE, are growing rapidly. The spot markets through which HYPE and other digital assets trade are new and, in some cases, may be subject to but not comply with their relevant jurisdiction’s regulations. These markets are local, national and international and include a broadening range of digital assets and participants. Significant trading may occur on systems and platforms with minimum predictability. Spot markets may impose daily, weekly, monthly or customer-specific transaction or withdrawal limits or suspend withdrawals entirely, rendering the exchange of HYPE for fiat currency difficult or impossible. Participation in spot markets requires users to take on credit risk by transferring HYPE from a personal account to a third party’s account.

Digital asset exchanges do not appear to be subject to, and may not comply with, regulation in a similar manner as other regulated trading platforms, such as national securities exchanges or designated contract markets. Many digital asset exchanges are unlicensed, unregulated, operate without extensive supervision by governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions.

As a result, trading activity on or reported by these digital asset exchanges is generally significantly less regulated than trading in regulated U.S. securities and commodities markets, and may reflect behavior that would be prohibited in regulated U.S. trading venues. Furthermore, many spot markets lack certain safeguards put in place by more traditional exchanges to enhance the stability of trading on the exchange and prevent flash crashes, such as limit-down circuit breakers. As a result, the prices of digital assets such as HYPE on digital asset exchanges may be subject to larger and/or more frequent sudden declines than assets traded on more traditional exchanges. Tools to detect and deter fraudulent or manipulative trading activities (such as market manipulation, front-running of trades, and wash-trading) may not be available to or employed by digital asset exchanges or may not exist at all. As a result, the marketplace may lose confidence in, or may experience problems relating to, these venues.

No HYPE exchange is immune from these risks. While the Trust itself does not buy or sell HYPE on HYPE spot markets, the closure or temporary shutdown of HYPE exchanges due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in the Hyperliquid Network and can slow down the mass adoption of HYPE. Further, spot market failures or that of any other major component of the overall Hyperliquid ecosystem can have an adverse effect on HYPE markets and the price of HYPE and could therefore have a negative impact on the performance of the Trust.

Negative perception, a lack of stability in the HYPE spot markets, manipulation of HYPE spot markets by customers and/or the closure or temporary shutdown of such exchanges due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in HYPE generally and result in greater volatility in the market price of HYPE and the Shares of the Trust. Furthermore, the closure or temporary shutdown of a HYPE spot market may impact the Trust’s ability to determine the value of its HYPE holdings or for the Trust’s Authorized Participants to effectively arbitrage the Trust’s Shares.

Authorized Participants may act in the same or similar capacity for other competing products.

Authorized Participants play a critical role in supporting the U.S. spot HYPE exchange-traded product ecosystem. Currently, the number of potential Authorized Participants willing and capable of serving as Authorized Participants to the Trust or other competing products is limited. Authorized Participants may act in the same or similar capacity for other competing products, including exchange-traded products offering exposure to the spot HYPE market or other digital assets. The Trust is therefore subject to risks associated with these competing products utilizing the same Authorized Participants to support the trading activity of the Trust and liquidity in the Trust’s Shares.

To the extent Authorized Participants exit the business or otherwise become unable to process creation and/or redemption orders and no other Authorized Participants step forward to perform these services, Shares may trade at a material discount to NAV and possibly face delisting. To the extent that exchange-traded products offering exposure to the spot HYPE market or other digital assets utilize substantially the same Authorized Participants, this industry concentration may have the effect of magnifying the risks associated with the Authorized Participants, as operational disruptions or adverse developments impacting the Authorized Participants may be felt on an industry-wide basis, which, in turn, may adversely affect not only the Trust and the value of an investment in the Shares, but also these competing products utilizing the same Authorized Participants and, more generally, exchange-traded products offering exposure to the spot HYPE market or other digital assets. These industry-wide adverse effects could result in a broader loss of confidence in exchange-traded products offering exposure to the spot HYPE market or other digital assets, which could further impact the Trust and the value of an investment in the Shares.

Spot markets may be exposed to security breaches.

The nature of the assets held at HYPE spot markets makes them appealing targets for hackers and a number of HYPE spot markets have been victims of cybercrimes. Over the past several years, some digital asset exchanges have been closed due to security breaches. In many of these instances, the customers of such digital asset exchanges were not compensated or made whole for the partial or complete losses of their account balances in such digital asset exchanges. While, generally speaking, smaller digital asset exchanges are less likely to have the infrastructure and capitalization that make larger digital asset exchanges more stable, larger digital asset exchanges are more likely to be appealing targets for hackers and malware.

For example, the collapse of Mt. Gox, which filed for bankruptcy protection in Japan in late February 2014, demonstrated that even the largest digital asset exchanges could be subject to abrupt failure with consequences for both users of digital asset exchanges and the digital asset industry as a whole. In particular, in the two weeks that followed the February 7, 2014, halt of bitcoin withdrawals from Mt. Gox, the value of one bitcoin fell on other exchanges from around $795 on February 6, 2014, to $578 on February 20, 2014. Additionally, in January 2015, Bitstamp announced that approximately 19,000 bitcoin had been stolen from its operational or “hot” wallets. Further, in August 2016, it was reported that almost 120,000 bitcoin worth around $78 million were stolen from Bitfinex, a large digital asset exchange. The value of bitcoin and other digital assets immediately decreased over 10% following reports of the theft at Bitfinex. In July 2017, the Financial Crimes Enforcement Network (“FinCEN”) assessed a $110 million fine against BTC-E, a now defunct digital asset exchange, for facilitating crimes such as drug sales and ransomware attacks. In addition, in December 2017, Yapian, the operator of Seoul-based digital asset exchange Youbit, suspended digital asset trading and filed for bankruptcy following a hack that resulted in a loss of 17% of Yapian’s assets. Following the hack, Youbit users were allowed to withdraw approximately 75% of the digital assets in their exchange accounts, with any potential further distributions to be made following Yapian’s pending bankruptcy proceedings. In addition, in January 2018, the Japanese digital asset exchange, Coincheck, was hacked, resulting in losses of approximately $535 million, and in February 2018, the Italian digital asset exchange, Bitgrail, was hacked, resulting in approximately $170 million in losses. In May 2019, one of the world’s largest digital asset exchanges, Binance, was hacked, resulting in losses of approximately $40 million. On February 21, 2025, Bybit, a digital asset exchange, experienced a significant security breach resulting in the loss of nearly $1.5 billion worth of ether.

Spot markets may be exposed to fraud and market manipulation.

The blockchain infrastructure could be used by certain market participants to exploit arbitrage opportunities through schemes such as front-running, spoofing, pump-and-dump and fraud across different systems, platforms or geographic locations. As a result of reduced oversight, these schemes may be more prevalent in digital asset markets than in the general market for financial products.

The SEC has identified possible sources of fraud and market manipulation in the digital asset market generally, including, among others (1) “wash trading”; (2) persons with a dominant position in digital assets manipulating digital asset pricing; (3) hacking of a digital asset network and trading platforms; (4) malicious control of digital asset networks; (5) trading based on material, non-public information (for example, plans of market participants to significantly increase or decrease their holdings in digital assets, new sources of demand for digital assets, etc.) or based on the dissemination of false and misleading information; (6) manipulative activity involving purported “stablecoins,” including Tether; and (7) fraud and market manipulation at digital asset trading platforms.

Over the past several years, a number of digital asset spot markets have been closed or faced issues due to fraud. In many of these instances, the customers of such spot markets were not compensated or made whole for the partial or complete losses of their account balances in such digital asset exchanges.

In 2019, there were reports claiming that 80.95% of bitcoin trading volume on digital asset exchanges was false or noneconomic in nature, with specific focus on unregulated exchanges located outside of the United States. Such reports alleged that certain overseas exchanges have displayed suspicious trading activity suggestive of a variety of manipulative or fraudulent practices. Other academics and market observers have put forth evidence to support claims that manipulative trading activity has occurred on certain digital asset exchanges. For example, in a 2017 paper titled “Price Manipulation in the Bitcoin Ecosystem” sponsored by the Interdisciplinary Cyber Research Center at Tel Aviv University, a group of researchers used publicly available trading data, as well as leaked transaction data from a 2014 Mt. Gox security breach, to identify and analyze the impact of “suspicious trading activity” on Mt. Gox between February and November 2013, which, according to the authors, caused the price of bitcoin to increase from around $150 to more than $1,000 over a two-month period. In August 2017, it was reported that a trader or group of traders nicknamed “Spoofy” was placing large orders on Bitfinex without actually executing them, presumably in order to influence other investors into buying or selling by creating a false appearance that greater demand existed in the market. In December 2017, an anonymous blogger (publishing under the pseudonym Bitfinex’d) cited publicly available trading data to support his or her claim that a trading bot nicknamed “Picasso” was pursuing a paint-the-tape-style manipulation strategy by buying and selling bitcoin and bitcoin cash between affiliated accounts in order to create the appearance of substantial trading activity and thereby influence the price of such assets.

In November 2022, FTX, one of the largest digital asset exchanges by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. Around the same time, there were reports that approximately $300-600 million worth of digital assets were removed from FTX and the full facts remain unknown, including whether such removal was the result of a hack, theft, insider activity, or other improper behavior.

The potential consequences of a spot market’s failure or failure to prevent market manipulation could adversely affect the value of the Shares. Any market abuse, and a loss of investor confidence in HYPE, may adversely impact pricing trends in HYPE markets broadly, as well as an investment in the Shares of the Trust.

Spot markets may be exposed to wash trading.

Spot markets on which HYPE trades may be susceptible to wash trading. Wash trading occurs when offsetting trades are entered into for other than bona fide reasons, such as the desire to inflate reported trading volumes. Wash trading may be motivated by non-economic reasons, such as a desire for increased visibility on popular websites that monitor markets for digital assets so as to improve their attractiveness to investors who look for maximum liquidity, or it may be motivated by the ability to attract listing fees from token issuers who seek the most liquid and high-volume exchanges on which to list their coins. Results of wash trading may include unexpected obstacles to trade and erroneous investment decisions based on false information.

Even in the United States, there have been allegations of wash trading even on regulated venues. Any actual or perceived false trading in the digital asset exchange market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of HYPE and/or negatively affect the market perception of HYPE.

To the extent that wash trading either occurs or appears to occur in spot markets on which HYPE trades, investors may develop negative perceptions about HYPE and the digital assets industry more broadly, which could adversely impact the price HYPE and, therefore, the price of Shares. Wash trading also may place more legitimate digital asset exchanges at a relative competitive disadvantage.

Spot markets may be exposed to front-running.

Spot markets on which HYPE trades may be susceptible to “front-running,” which refers to the process when someone uses technology or market advantage to get prior knowledge of upcoming transactions. Front-running is a frequent activity on centralized as well as decentralized exchanges. By using bots functioning on a millisecond-scale timeframe, bad actors are able to take advantage of the forthcoming price movement and make economic gains at the cost of those who had introduced these transactions. The objective of a front runner is to buy a chunk of tokens at a low price and later sell them at a higher price while simultaneously exiting the position. Front-running happens via manipulations of transaction fees or timestamps, also known as slow matching. To the extent that front-running occurs, it may result in investor frustrations and concerns as to the price integrity of digital asset exchanges and digital assets more generally.

The Trust’s Staking Activities involve legal and regulatory risk, such as, without limitation, the risk of jeopardizing the Trust’s ability to qualify as a grantor trust for tax purposes, which could harm the value of the Shares.

The Trust’s investment objective is to seek to track the performance of HYPE, as measured by the performance of the Pricing Benchmark, as adjusted for the Trust’s expenses and other liabilities, and to reflect rewards from staking a portion of the Trust’s HYPE, to the extent the Sponsor in its sole discretion determines that the Trust may do so without undue legal or regulatory risk, such as, without limitation, the risk of jeopardizing the Trust’s ability to qualify as a grantor trust for tax purposes. If the Sponsor determines the Trust is not able to so carry out Staking Activities, the Trust may cease some or all of its Staking Activities. Staking on the Hyperliquid Network involves delegating HYPE to validators and carries risks discussed further below. Staked HYPE may be subject to community-determined penalties, including “jailing”, for validator misbehavior or poor performance. Additionally, the staking process includes protocol-defined withdrawal and transfer periods, during which staked HYPE is temporarily locked and inaccessible. These phases affect when HYPE becomes available for transfer or redelegation.

The Staking Services Provider will stake the Trust’s HYPE as the node operator and will operate a validator node to stake the Trust’s HYPE. The Staking Services Provider will perform its staking services in collaboration with the HYPE Custodians, as the HYPE will be staked directly from the Trust’s HYPE Accounts with the HYPE Custodians. The Trust will maintain control of the HYPE while it is staked because it will remain in the Trust’s accounts with the HYPE Custodians (i.e., it will be kept in separate accounts for which the Trust is the beneficial and record owner and will not be commingled with other parties’ accounts with the HYPE Custodians). Staking will be a passive activity for the Trust, as it will not operate its own Staking Activities. The Sponsor’s role will be limited to evaluating and contracting with one or more Staking Services Providers and instructing the Staking Services Provider on when to stake and/or unstake the Trust’s HYPE.

The rewards owed or paid to the Staking Services Providers reduce the amount of HYPE rewards that are generated from the Trust’s Staking Activities that are available as the assets of the Trust. Each Staking Services Provider that generates staking rewards is entitled to Staking Provider Consideration. The Staking Provider Consideration is paid directly to the Staking Services Provider from the staking rewards. The Sponsor, the Staking Services Provider and HYPE Custodians receive an aggregate of 30.0% of the staking rewards. The expenses of staking the Trust’s HYPE will be paid from the staking rewards generated by the Staking Activities. The remainder of the staking rewards accrue to the Trust’s accounts with the HYPE Custodians during any applicable quarter and will generally be staked in the same way as the Trust’s already staked HYPE. The Trust expects to distribute staking rewards in the form of cash distributions to Shareholders at least quarterly.

The Trust may be negatively impacted by Staking Activities.

The Hyperliquid Network uses a Proof-of-Stake consensus mechanism, to secure and operate the network, meaning that the voting power of a validator in the network is determined by the amount of stake delegated to them by HYPE token holders. The more stake delegated to a validator, the more voting power they have, the higher the likelihood is that the validator will be selected to propose and validate blocks and the higher the associated reward will be. This, in turn, leads to higher HYPE earnings for the HYPE tokenholders who chose to stake with the validator in question.

The Hyperliquid Network currently supports up to sixteen validators at a time, each of which may engage in the staking of HYPE tokens delegated to them from HYPE tokenholders. Each validator has a self-delegation requirement of 10,000 HYPE to become active. If a HYPE tokenholder chooses to engage in staking, they must either choose a specific validator to stake with or have sufficient HYPE to be selected as a validator by the Hyperliquid Network themselves. The choice of validator can potentially impact the amount of staking rewards the tokenholder receives. The factors determining this amount include, but are not limited to:

●	validator commission rate: a validator can choose to set a non-zero commission rate specifying the percentage of staking rewards they are taking from the stakers. This commission cannot be increased unless the new commission is less than or equal to 1%. This prevents scenarios where a validator attracts a large amount of stake and then raises the commission significantly to take advantage of unaware stakers; and

●	validator performance: a validator with bad performance might be penalized by being excluded from the validator pool (i.e. jailing), by receiving reduced staking rewards.

If any Staking Services Provider experiences operational or other difficulties, terminates their services, fails to comply with regulations, raises their prices or disputes key intellectual property rights sold or licensed to, the Trust, the Trust could suffer losses. The Trust may also suffer the consequences of such Staking Services Provider’s mistakes. For example, if the Trust’s HYPE Custodians or Staking Services Provider selected to act as validators fail to behave as expected, default, fail to perform, suffer cybersecurity attacks, experience security issues or encounter other problems, the assets of the Trust may be irretrievably lost. The failure or capacity restraints of vendors and services, a cybersecurity breach involving any service providers or the termination or change in terms or price or commission rate of a vendor, third-party software license or service agreement on which the Trust relies, could disrupt the Trust’s Staking Activities or cause losses. The Staking Services Provider’s liability to the Trust for losses is subject to caps based on the services fees collected by the Staking Services Provider, except where losses arise from the Staking Services Provider’s gross negligence, fraud or willful misconduct. Replacing any Staking Services Provider or addressing other issues with vendors and service providers could entail significant delay, expense and disruption for the Trust. As a result, if these vendors and service providers experience difficulties, are subject to cybersecurity breaches, terminate their services, dispute the terms of intellectual property agreements or raise their prices, and the Sponsor is unable to replace them with other vendors and service providers, particularly on a timely basis, the Trust’s Staking Activities could be interrupted or disrupted, and the Trust could suffer a loss.

The Hyperliquid Network dictates requirements for participation in the network’s protocols and may reduce rewards if the relevant activities are not performed correctly. Malicious or poorly performing validators may also be “jailed”, meaning that the jailed validator no longer participates in consensus and does not produce rewards for its delegators. Should any of the Trust’s Staking Services Providers engage in malicious activity or perform poorly, then such Staking Services Providers may be “jailed” which could negatively impact the Trust’s abilities to engage in Staking Activities and/or otherwise result in the Trust earning reduced staking rewards.

Staking on the Hyperliquid Network requires holders to lock-up their staked HYPE during the periods that such HYPE is used for staking. The Hyperliquid Network requires that staked HYPE be locked up while used for staking and requires staked HYPE to become subject to a one day lockup period prior to being transferable, either to a holder’s staking account or to their spot account. Unlocked HYPE held in a holder’s staking account can be immediately delegated to another validator or used for validation by such holder, should the minimum deposit amount be met and such holder be selected to engage in validation. Holders seeking to transfer their staked HYPE to their spot accounts must undergo a seven day lockup period. HYPE held in a holder’s spot account can be instantaneously transferred into such holder’s staking account and be used or delegated for Staking Activities.

Due to the time involved in “exiting” the staking process, there is a risk that the Trust could become unable to timely meet excessive redemption requests in amounts that are greater than the portion of the Trust’s HYPE that remains un-staked, leading to temporary delays in settlement and, in extreme scenarios, the temporary unavailability of the Trust’s redemption program. Moreover, any staked HYPE which must be un-staked in order to fulfill a redemption (to the extent such redemption cannot be fulfilled utilizing the portion of the Trust’s HYPE that has not been staked, or through another mechanism to manage liquidity in connection with Redemption Orders) will be un-staked only after the redemption request is approved by the Trust, the Sponsor executes an un-stake or withdrawal transaction through a HYPE Custodian, and such transaction is processed by the Hyperliquid Network. The Staking Services Provider will not be able to transfer unstaked HYPE or Staking Provider Consideration to another address on the Hyperliquid Network.

In addition, depending on the anticipated length of the unlocking period, staked HYPE may be classified as illiquid under the Trust’s liquidity risk management program. In addition, if HYPE is determined to be offered or sold as a security under the Securities Act, it could be subject to significant constraints in terms of any transfer or disposal of such HYPE. In such event, the Trust may consider HYPE to be an “illiquid security”, which it defines as a security that the Trust reasonably expects cannot be sold or disposed of in current market conditions in seven calendar days or less without the sale or disposition significantly changing the market value of the security.

Rewards for staked HYPE may be accrued in an epoch even before the staked HYPE is unlocked. Once accrued, such HYPE rewards are considered part of the Trust’s assets, even if unlocking has not occurred. The Sponsor and the Trust will manage liquidity in accordance with the Trust’s liquidity risk policies and procedures and will monitor staking and locking/unlocking activity closely on a daily basis. For more information on the Trust’s liquidity risk policies and procedures, see “Staking of the Trust’s Assets—Liquidity Risk Policies and Procedures.”

There is no guarantee that the Trust will receive any rewards with respect to staked HYPE. Past rewards are not indicative of future returns. The staking rewards that the Trust may receive from staking HYPE, if any, may be affected by, among other factors:

●	the total amount of HYPE staked by users of the Hyperliquid Network;

●	the total amount of HYPE staked by the Trust;

●	changes to the Hyperliquid Network as a result of protocol governance decisions;

●	changes to validator fees or commission rates set by the validators, including the commission charged by the Staking Services Provider (if any);

●	halts, outages or other anticipated or unanticipated interruptions affecting the Hyperliquid Network or third-party service providers involved in the staking of the Trust’s HYPE;

●	anticipated or unanticipated downtime by the Staking Services Provider;

●	validators ceasing to be eligible to participate in the Hyperliquid Network’s proof-of-stake protocol and earn rewards;

●	HYPE lock-up periods specified by the Hyperliquid Network; and

●	delays or other operational factors related to or otherwise impacting the Trust’s Staking Activities.

The Staking Services Provider may not optimally execute the Staking Activities.

The Trust relies on the resources of the Staking Services Provider to facilitate the Sponsor’s Staking Activities. The Staking Services Provider will provide the hardware, software and services necessary to stake the HYPE from a validator node. The hardware and software utilized by the Staking Services Provider may prove to be inadequate to maximize the Trust’s staking revenue. The Trust is dependent on the hardware, software and services of the Staking Services Provider to effectively execute the Staking Activities. The Sponsor will have no ability to supervise or direct the conduct of the Staking Services Provider.

In addition, the Staking Services Provider Consideration will be paid from the proceeds of the Staking Activities received by the Trust. The payment of the Staking Provider Consideration will reduce the portion of the staking rewards generated by the Staking Activities that are actually retained by the Trust. Accordingly, the staking rewards actually retained by the Trust will likely be less than what the Trust would retain if the Sponsor were to administer its own Staking Activities without the assistance of third-party service providers.

The Trust may vary the amount of HYPE to be staked and the rewards received may accordingly change from time to time.

While the Trust may stake a maximum of 100% of its HYPE holdings, the amount of HYPE that remains unstaked is determined based on the Trust’s Utilization Rate analysis, and accordingly may vary from time to time. Based on Utilization Rate analysis applied to historical data, the Trust generally intends to stake between 60% and 100% of the HYPE it holds, although the amount of HYPE that is staked may be lesser or greater from time to time. The precise percentage to be staked will be based on the estimated liquidity needs of the Trust and other factors, as determined by the Sponsor. Accordingly, changes in the percentage of HYPE holdings that are staked could impact the value of the Shares held by investors.

The market value of HYPE is subject to momentum pricing.

The market value of HYPE is not based on any kind of claim, nor backed by any physical asset. Instead, the market value depends on the expectation of being usable in future transactions and continued interest from investors. This strong correlation between an expectation and market value is the basis for the current (and probable future) volatility of the market value of HYPE and may increase the likelihood of momentum pricing.

Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, is impacted by appreciation in value. Momentum pricing may result in speculation regarding future appreciation in the value of digital assets, which inflates prices and leads to increased volatility. As a result, HYPE may be more likely to fluctuate in value due to changing investor confidence in future appreciation or depreciation in prices, which could adversely affect the price of HYPE, and, in turn, an investment in the Trust.

The value of HYPE as represented by the Pricing Benchmark may also be subject to momentum pricing due to speculation regarding future appreciation in value, leading to greater volatility that could adversely affect the value of the Shares. Momentum pricing of HYPE has previously resulted, and may continue to result, in speculation regarding future appreciation or depreciation in the value of HYPE, further contributing to volatility and potentially inflating prices at any given time. These dynamics may impact the value of an investment in the Trust.

Some market observers have asserted that in time, the value of HYPE will fall to a fraction of its current value, or even to zero. HYPE has not been in existence long enough for market participants to assess these predictions with any precision, but if these observers are even partially correct, an investment in the Shares may turn out to be substantially worthless.

A decline in the adoption of HYPE or the Hyperliquid Network could negatively impact the Trust.

The Sponsor will not have any strategy relating to the development of HYPE and the Hyperliquid Network. However, a lack of expansion in usage of HYPE and the Hyperliquid Network could adversely affect an investment in Shares.

The further development and acceptance of the Hyperliquid Network, which is part of a new and rapidly changing industry, is subject to a variety of factors that are difficult to evaluate. For example, the Hyperliquid Network faces significant obstacles to increasing the usage of HYPE without resulting in higher fees or slower transaction settlement times, and attempts to increase the volume of transactions may not be effective. The slowing, stopping or reversing of the development or acceptance or usage of the Hyperliquid Network may adversely affect the price of HYPE and therefore an investment in the Shares. The further adoption of HYPE will require growth in its usage and in the Hyperliquid Network. Adoption of HYPE will also require an accommodating regulatory environment.

The use of digital assets such as HYPE to, among other things, buy and sell goods and services or facilitate cross-border payments, is part of a new and rapidly evolving industry that employs digital assets based upon computer-generated mathematical and/or cryptographic protocols. HYPE is a prominent, but not unique, part of this industry. The growth of this industry is subject to a high degree of uncertainty, as new assets and technological innovations continue to develop and evolve. Currently, there is relatively limited use of HYPE in the retail and commercial marketplace in comparison to relatively extensive use as a store of value, thus contributing to price volatility that could adversely affect an investment in the Shares. However, HYPE may not be suited for a number of commercial uses, including those requiring real time payments, partially due to the amount of time that Hyperliquid transactions may potentially require in order to clear. This could result in decreasing usage of the network, to the extent that HYPE does not otherwise become a store of asset value or meet the needs of another commercial use.

Today, there is limited use of HYPE in the retail, commercial, or payments spaces, and, on a relative basis, speculators make up a significant portion of users. Certain merchants and major retail and commercial businesses have only recently begun accepting HYPE and the Hyperliquid Network as a means of payment for goods and services. This pattern may contribute to outsized price volatility, which in turn can make HYPE less attractive to merchants and commercial parties as a means of payment. A lack of expansion by HYPE into retail and commercial markets or a contraction of such use may result in a reduction in the price of HYPE, which could adversely affect an investment in the Trust.

In addition, there is no assurance that HYPE will maintain its value over the long-term. The value of HYPE is subject to risks related to its usage. Even if growth in HYPE adoption occurs in the near or medium-term, there is no assurance that HYPE usage will continue to grow over the long-term. A contraction in use of HYPE may result in increased volatility or a reduction in the price of HYPE, which would adversely impact the value of the Shares.

The failure of one or more of the Foundation’s strategic partnerships with one or more institutional players may adversely affect demand for HYPE, the price of HYPE, or the price of the Shares.

The Foundation has entered into a number of partnerships with financial or other institutions. These collaborations may involve integrating HYPE into investment and traditional financial sectors, boosting interoperability or broadening use cases. The failure of one or more of these strategic partnerships or the inability to enter into further strategic partnerships may result in negative publicity and may limit the adoption of HYPE, resulting in adverse consequences for the demand for HYPE, the Trust and the Shares.

Irrevocable nature of blockchain-recorded transactions.

HYPE transactions recorded on the Hyperliquid Network are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction or, in theory, control or consent of a majority of the Hyperliquid Network’s aggregate hash rate. Once a transaction has been verified and recorded in a block that is added to the blockchain, an incorrect transfer of HYPE or a theft of HYPE generally will not be reversible, and the Trust may not be capable of seeking compensation for any such transfer or theft. Although the Trust’s transfers of HYPE will regularly be made to or from the Trust’s accounts with the HYPE Custodian, it is possible that, through computer or human error, or through theft or criminal action, the Trust’s HYPE could be transferred from the Trust’s accounts with the HYPE Custodians in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts. To the extent that the Trust is unable to successfully seek redress for such error or theft, such loss could adversely affect an investment in the Trust.

The loss or destruction of a private key required to access HYPE may be irreversible.

Digital assets, including HYPE, are controllable only by the possessor of both the unique public key and private key or keys relating to the “digital wallet” in which the digital asset is held. Private keys must be safeguarded and kept private in order to prevent a third party from accessing the digital asset held in such wallet. To the extent a private key is lost, destroyed or otherwise compromised and no backup of the private key is accessible, the Trust will be unable to access, and will effectively lose, the HYPE held in the related digital wallet. In addition, if the Trust’s private keys are misappropriated and the Trust’s HYPE holdings are stolen, including from or by the HYPE Custodian, the Trust could lose some or all of its HYPE holdings, which would adversely impact an investment in the Shares of the Trust. Any loss of private keys relating to digital wallets used to store the Trust’s HYPE would adversely affect the value of the Shares.

An investment in the Trust is not a deposit and is not FDIC-insured. Shareholders’ limited rights of legal recourse against the Trust, Trustee, Sponsor, Administrator, and HYPE Custodians expose the Trust and its Shareholders to the risk of loss of the Trust’s HYPE for which no person or entity is liable.

The Trust is not a banking institution or otherwise a member of the Federal Deposit Insurance Corporation (“FDIC”) or Securities Investor Protection Corporation (“SIPC”) and, therefore, deposits held with or assets held by the Trust are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. In addition, neither the Trust nor the Sponsor insures the Trust’s HYPE.

While the HYPE Custodians have advised the Sponsor that they collectively have insurance coverage up to $350 million in the aggregate that covers losses of the digital assets they custody on behalf of their clients, including the Trust’s HYPE, resulting from theft, Shareholders cannot be assured that the HYPE Custodians will maintain adequate insurance, that such coverage will cover losses with respect to the Trust’s HYPE, or that sufficient insurance proceeds will be available to cover the Trust’s losses in full. The HYPE Custodians’ insurance policies may not cover the type of losses experienced by the Trust. Alternatively, the Trust may be forced to share such insurance proceeds with other clients or customers of the HYPE Custodians, which could reduce the amount of such proceeds that are available to the Trust. In addition, the HYPE insurance market is limited, and the level of insurance maintained by the HYPE Custodians may be substantially lower than the assets of the Trust. While the HYPE Custodians maintain certain capital reserve requirements depending on the assets under custody, and such capital reserves may provide additional means to cover client asset losses, the Trust cannot be assured that the HYPE Custodians will maintain capital reserves sufficient to cover actual or potential losses with respect to the Trust’s digital assets. The insurance maintained by each HYPE Custodian is shared among all of such HYPE Custodian’s customers, is not specific to the Trust or to customers holding HYPE with such HYPE Custodian, and may not be available or sufficient to protect the Trust from all possible losses or sources of losses.

Furthermore, under the Custodial Services Agreements, the HYPE Custodians’ liability is limited. With respect to the Anchorage Custody Agreement, except for Anchorage’s bad acts, confidentiality obligations under the Anchorage Custody Agreement, indemnification obligations under Anchorage Custody Agreement, or obligations with respect to rights to or limits on use under the Anchorage Custody Agreement, Anchorage is not liable for any losses, whether in contract, tort or otherwise, for any amount in excess of fees paid by the Trust in the twelve (12) months prior to when the liability arises. Moreover, Anchorage is not liable for (i) losses which arise from its compliance with applicable laws, including sanctions laws administered by the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury (the “U.S. Treasury Department”); or (ii) special, indirect or consequential damages, or lost profits or loss of business arising in connection with the Anchorage Custody Agreement. In addition, Anchorage is not liable for any losses which arise as a result of the non-return of digital assets that the Trust has delegated to Anchorage or a third party for on-chain services, such as staking, voting, vesting, and signaling, unless such losses occur as a result of Anchorage’s fraud or intentional misconduct.

With respect to the BitGo Custody Agreement, BitGo and its affiliates, including their officers, directors, agents, and employees, are not liable for any lost profits, special, incidental, indirect, intangible, or consequential damages resulting from authorized or unauthorized use of the Trust or Sponsor’s site or services. This includes damages arising from any contract, tort, negligence, strict liability, or other legal grounds, even if BitGo was previously advised of, knew, or should have known about the possibility of such damages. However, this exclusion of liability does not extend to cases of BitGo’s fraud, willful misconduct, or gross negligence. In situations of gross negligence, BitGo’s liability is specifically limited to the value of the digital assets or fiat currency that were affected by the negligence. Additionally, the total liability of BitGo for direct damages is capped at the fees paid or payable to them under the BitGo Custody Agreement during the twelve-month period immediately preceding the first incident that caused the liability.

Moreover, in the event of an insolvency or bankruptcy of the HYPE Custodians (in the case of the Cold Vault Balance) in the future, given that the contractual protections and legal rights of customers with respect to digital assets held on their behalf by third parties are relatively untested in a bankruptcy of entities such as the HYPE Custodians in the digital asset industry, there is a risk that customers’ assets – including the Trust’s assets – may be considered the property of the bankruptcy estate of the HYPE Custodians (in the case of the Cold Vault Balance), and customers – including the Trust – may be at risk of being treated as general unsecured creditors of such entities and subject to the risk of total loss or markdowns on value of such assets.

Due to the novelty of digital asset custodial arrangements courts have not yet considered this type of treatment for custodied digital assets and it is not possible to predict with certainty how they would rule in such a scenario. If the HYPE Custodians become subject to insolvency proceedings and a court were to rule that the custodied HYPE were part of the HYPE Custodians’ general estate and not the property of the Trust, then the Trust would be treated as a general unsecured creditor in the HYPE Custodians’ insolvency proceedings and the Trust could be subject to the loss of all or a significant portion of its assets. Moreover, in the event of the bankruptcy of the HYPE Custodians, an automatic stay could go into effect and protracted litigation could be required in order to recover the assets held with the HYPE Custodians, all of which could significantly and negatively impact the Trust’s operations and the value of the Shares.

Under the Trust Agreement, the Trustee and the Sponsor are not liable for any liability or expense incurred, including, without limitation, as a result of any loss of HYPE by the HYPE Custodians, absent willful misconduct, gross negligence or bad faith on the part of the Trustee or the Sponsor, fraud of the Sponsor or material breach by the Sponsor of the Trust Agreement, as the case may be. As a result, the recourse of the Trust or the Shareholders to the Trustee or the Sponsor, including in the event of a loss of HYPE by the HYPE Custodians, is limited.

The Shareholders’ recourse against the Sponsor, the Trustee, and the Trust’s other service providers for the services they provide to the Trust, including, without limitation, those relating to the holding of HYPE or the provision of instructions relating to the movement of HYPE, is limited. For the avoidance of doubt, neither the Sponsor, the Trustee, nor any of their affiliates, nor any other party has guaranteed the assets or liabilities, or otherwise assumed the liabilities, of the Trust, or the obligations or liabilities of any service provider to the Trust, including, without limitation, the HYPE Custodians. The Custodial Services Agreements provide that neither the Sponsor, the Trustee, nor their affiliates shall have any obligation of any kind or nature whatsoever, by guaranty, enforcement or otherwise, with respect to the performance of any of the Trust’s obligations, agreements, representations or warranties under the Custodial Services Agreements or any transactions thereunder. Consequently, a loss may be suffered with respect to the Trust’s HYPE that is not covered by the HYPE Custodians’ insurance policies and for which no person is liable in damages. As a result, the recourse of the Trust or the Shareholders, under applicable law, is limited.

Loss of a critical banking relationship for, or the failure of a bank used by, the Trust could adversely impact the Trust’s ability to create or redeem Baskets, or could cause losses to the Trust.

To the extent that the Trust faces difficulty establishing or maintaining banking relationships, the loss of the Trust’s banking partners, the imposition of operational restrictions by these banking partners and the inability for the Trust to utilize other financial institutions may result in a disruption of creation and redemption activity of the Trust, or cause other operational disruptions or adverse effects for the Trust. In the future, it is possible that the Trust could be unable to establish accounts at new banking partners or establish new banking relationships, or that the banks with which the Trust is able to establish relationships may not be as large or well-capitalized or subject to the same degree of prudential supervision as the existing providers.

The Trust could also suffer losses in the event that a bank in which the Trust holds assets fails, becomes insolvent, enters receivership, is taken over by regulators, enters financial distress, or otherwise suffers adverse effects to its financial condition or operational status. Recently, some banks have experienced financial distress. For example, on March 8, 2023, the California Department of Financial Protection and Innovation (“DFPI”) announced that Silvergate Bank had entered voluntary liquidation, and on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the DFPI, which appointed the FDIC as receiver. Similarly, on March 12, 2023, the New York Department of Financial Services took possession of Signature Bank and appointed the FDIC as receiver. A joint statement by the U.S. Department of the Treasury (the “U.S. Treasury Department”), the Federal Reserve and the FDIC on March 12, 2023, stated that depositors in Signature and SVB will have access to all of their funds, including funds held in deposit accounts, in excess of the insured amount. On May 1, 2023, First Republic Bank was closed by the DFPI, which appointed the FDIC as receiver. Following a bidding process, the FDIC entered into a purchase and assumption agreement with JPMorgan Chase Bank, National Association, to acquire the substantial majority of the assets and assume certain liabilities of First Republic Bank from the FDIC.

If the Custodial Services Agreements are terminated or the HYPE Custodians fail to provide services as required, the Trustee may need to find and appoint a replacement custodian, which could pose a challenge to the safekeeping of the Trust’s HYPE, and the Trust’s ability to continue to operate may be adversely affected.

The Trust is dependent on the HYPE Custodians to operate. The HYPE Custodians perform essential functions in terms of safekeeping the Trust’s HYPE in the Vault Balance. If the HYPE Custodians fail to perform the functions they perform for the Trust, the Trust may be unable to operate or create or redeem Baskets, which could force the Trust to liquidate or adversely affect the price of the Shares.

The Trustee may not be able to find a party willing to serve as a custodian of the Trust’s HYPE under the same terms as the current Custodial Services Agreements or at all. To the extent that the Trustee is not able to find a suitable party willing to serve as a custodian, the Trustee may be required to terminate the Trust and liquidate the Trust’s HYPE. In addition, to the extent that the Trustee finds a suitable party but must enter into a modified custodial services agreement that is less favorable for the Trust or Trustee, the value of the Shares could be adversely affected.

The HYPE Custodians may act in the same or similar capacity for other competing products.

Currently, the number of digital assets intermediaries with the reputation and operational capability to serve as custodian to the Trust or other competing products is limited. The HYPE Custodians may act in the same or similar capacity for other competing products, including exchange-traded products offering exposure to the spot HYPE market or other digital assets. The Trust is therefore subject to risks associated with these competing products utilizing the same service providers for HYPE custodial services.

To the extent that exchange-traded products offering exposure to the spot HYPE market or other digital assets utilize substantially the same service providers for HYPE custodial services, this industry concentration may result in the development of fewer other digital assets intermediaries with the reputation and operational capability to provide HYPE custodial services to the Trust or other competing products. This, in turn, could make it difficult for the Trust to find and appoint a replacement HYPE custodian, to the extent the Sponsor deems such action necessary.

This industry concentration also may have the effect of magnifying the risks associated with the HYPE Custodians, as operational disruptions or adverse developments impacting the HYPE Custodians or may be felt on an industry-wide basis. A loss of confidence in or breach of the HYPE Custodians may adversely affect not only the Trust and the value of an investment in the Shares, but also these competing products utilizing the same service providers for HYPE custodial services and, more generally, exchange-traded products offering exposure to the spot HYPE market or other digital assets. These industry-wide adverse effects could result in a broader loss of confidence in exchange-traded products offering exposure to the spot HYPE market or other digital assets, which could further impact the Trust and the value of an investment in the Shares.

A disruption of the Internet may affect HYPE operations of the Hyperliquid Network, which may adversely affect the HYPE industry and an investment in the Trust.

The functionality of the Hyperliquid Network relies on the Internet. A significant disruption of Internet connectivity (i.e., affecting large numbers of users or geographic regions) could disrupt the Hyperliquid Network’s functionality and operations until the disruption in the Internet is resolved. A disruption in the Internet could adversely affect an investment in the Trust or the ability of the Trust to operate. In particular, some variants of digital assets have experienced a number of denial-of-service attacks, which have led to temporary delays in block creation and digital asset transfers. While in certain cases in response to an attack, additional “hard forks” have been introduced to increase the cost of certain network activities, the relevant networks have generally continued to be subject to additional attacks. Moreover, it is possible that as HYPE increases in value, it may become a bigger target for hackers and subject to more frequent hacking and denial-of-service attacks.

Potential changes to the Hyperliquid Network’s protocols and software could, if accepted and authorized by the Hyperliquid Network community, adversely affect an investment in the Trust.

The Hyperliquid Network uses a cryptographic protocol to govern the interactions within the Hyperliquid Network. A loose community of core developers has evolved to informally manage the source code for the protocol. Membership in the community of core developers evolves over time, largely based on self-determined participation in the resource section dedicated to the Hyperliquid Network on Github.com. The core developers can propose amendments to the Hyperliquid Network’s source code that, if accepted by validators and users, could alter the protocols and software of the Hyperliquid Network and the properties of HYPE. These alterations occur through software upgrades and could potentially include changes to the irreversibility of transactions and limitations on the issuance of new HYPE, which could undermine the appeal and market value of HYPE. Alternatively, software upgrades and other changes to the protocols of the Hyperliquid Network could fail to work as intended or could introduce bugs, security risks, or otherwise adversely affect, the Hyperliquid Network. As a result, the Hyperliquid Network could be subject to new protocols and software in the future that may adversely affect an investment in the Trust.

The structure of the Hyperliquid Network protocol means that the core developers and other contributors are generally not directly compensated for their contributions in maintaining and developing the Hyperliquid Network protocol. A failure to properly monitor and upgrade the Hyperliquid Network protocol could damage the Hyperliquid Network and an investment in the Trust.

The Hyperliquid Network operates based on a protocol maintained by a group of core developers and other contributors, largely on the GitHub resource section dedicated to development of the Hyperliquid Network. As the Hyperliquid Network protocol is not sold or made available subject to licensing or subscription fees and its use does not generate revenues for its development team, the core developers are generally not compensated for maintaining and updating the source code for the Hyperliquid Network protocol. Consequently, there is a lack of financial incentive for developers to maintain or develop the Hyperliquid Network and the core developers may lack the resources to adequately address emerging issues with the Hyperliquid Network protocol. Although the Hyperliquid Network is currently supported by the core developers, there can be no guarantee that such support will continue or be sufficient in the future. Alternatively, entities whose interests are at odds with other participants in the Hyperliquid Network may seek to obtain control over the Hyperliquid Network by influencing core developers. For example, malicious actors could attempt to bribe a core developer or group of core developers to propose certain changes to the network core developers. In addition, a bad actor could also attempt to interfere with the operation of the Hyperliquid Network by attempting to exercise a malign influence over a core developer. To the extent that material issues arise with the Hyperliquid Network protocol and the core developers and contributors are unable to address the issues adequately or in a timely manner, the Hyperliquid Network and an investment in the Trust may be adversely affected.

The governance of the Hyperliquid Network could have a negative impact on the performance of the Trust.

The governance of the Hyperliquid Network is achieved through voluntary consensus and open competition. Participants on the Hyperliquid Network come to an agreement through overwhelming consensus. The lack of clarity on governance may adversely affect HYPE’s utility and ability to grow and face challenges, both of which may require solutions and directed effort to overcome problems, especially long-term problems. For example, a seemingly simple technical issue once divided the Bitcoin network community: namely, whether to increase the block size of the blockchain or implement another change to increase the scalability of bitcoin, known as “segregated witness,” and help the network continue to grow. See “Risk Factors—The Hyperliquid Network faces scaling challenges and efforts to increase the volume of transactions may not be successful.”

To the extent lack of clarity in corporate governance of the Hyperliquid Network leads to ineffective decision-making that slows development and growth, the value of the Shares may be adversely affected.

Anonymity and illicit financing risk.

Although transaction details of peer-to-peer transactions are recorded on the Hyperliquid Network, a buyer or seller of digital assets on a peer-to-peer basis directly on the Hyperliquid Network may never know to whom the public key belongs or the true identity of the party with whom it is transacting. Public key addresses are randomized sequences of alphanumeric characters that, standing alone, do not provide sufficient information to identify users. In addition, certain technologies may obscure the origin or chain of custody of digital assets. The opaque nature of the market poses asset verification challenges for market participants, regulators and auditors and gives rise to an increased risk of manipulation and fraud, including the potential for Ponzi schemes, bucket shops and pump and dump schemes. Digital assets have in the past been used to facilitate illicit activities. If a digital asset was used to facilitate illicit activities, businesses that facilitate transactions in such digital assets could be at increased risk of potential criminal or civil lawsuits, or of having banking or other services cut off, and such digital asset could be removed from digital asset exchanges. Any of the aforementioned occurrences could adversely affect the price of the relevant digital asset, the attractiveness of the respective blockchain network and an investment in the Shares. If the Trust, the Sponsor or the Trustee were to transact with a sanctioned entity, the Trust, the Sponsor or the Trustee would be at risk of potential criminal or civil lawsuits or liability.

The decentralized exchange built into the Hyperliquid Network does not engage in customer identification or due diligence processes such as AML or KYC. The Hyperliquid Network operates without a central administrator, operator, or governing entity that would be capable of collecting, verifying, or maintaining user identity information or imposing AML or KYC requirements. Trading on the Hyperliquid Network’s decentralized exchange is facilitated directly between participants through self-executing smart contracts on a non-custodial basis, meaning that no intermediary holds user assets or controls access to the network. Because no single entity controls the Hyperliquid Network, there is no party positioned to implement the customer identification or due diligence processes that are required of traditional financial intermediaries. As a result, the Hyperliquid Network may be accessed and used by persons seeking to engage in illicit activity and financial crimes without detection. Any regulatory or enforcement action arising from such illegal or prohibited use could adversely affect the Hyperliquid Network, the price of HYPE, and the value of the Shares.

The Trust takes measures with the objective of reducing illicit financing risks in connection with the Trust’s activities. However, illicit financing risks are present in the digital asset markets, including markets for HYPE. There can be no assurance that the measures employed by the Trust will prove successful in reducing illicit financing risks, and the Trust is subject to the complex illicit financing risks and vulnerabilities present in the digital asset markets. If such risks eventuate, the Trust, the Sponsor or the Trustee or their affiliates could face civil or criminal liability, fines, penalties, or other punishments, be subject to investigation, have their assets frozen, lose access to banking services or services provided by other service providers, or suffer disruptions to their operations, any of which could negatively affect the Trust’s ability to operate or cause losses in value of the Shares.

The Sponsor and the Trust have adopted and implemented policies and procedures that are designed to ensure that they do not violate applicable AML and sanctions laws and regulations and to comply with any applicable KYC laws and regulations. The Sponsor and the Trust will only interact with known third party service providers with respect to whom it has engaged in a due diligence process to ensure a thorough KYC process, such as the Authorized Participants and the HYPE Custodians. Authorized Participants, as broker-dealers, and the HYPE Custodians, as limited purpose trust companies subject to the National Bank Act of 1864 are subject to the U.S. Bank Secrecy Act (as amended) (“BSA”) and U.S. economic sanctions laws. In addition, the Trust will only accept creations and redemption requests from regulated Authorized Participants who themselves are subject to applicable sanctions and anti-money laundering laws and have compliance programs that are designed to ensure compliance with those laws. In addition, HYPE Counterparties will be contractually obligated that all HYPE they deliver to the Trust will be from lawful sources. The Trust will not hold any HYPE except those that have been delivered by a HYPE Counterparty in connection with creation requests.

The HYPE Custodians have adopted and implemented anti-money laundering and sanctions compliance programs, which provide additional protections to ensure that the Sponsor and the Trust do not transact with a sanctioned party. Notably, the HYPE Custodians perform Know-Your-Transaction (“KYT”) screening using blockchain analytics to identify, detect, and mitigate the risk of transacting with a sanctioned or other unlawful actor. Pursuant to the HYPE Custodians’ KYT programs, any HYPE that is delivered to the Trust’s custody accounts will undergo screening to ensure that the origins of that HYPE are not illicit.

In accordance with their regulatory obligations, the Authorized Participants conduct customer due diligence and enhanced due diligence on their counterparties, which enable them to determine each counterparty’s AML and other risks and assign an appropriate risk rating.

As part of their counterparty onboarding processes, the Authorized Participants use third-party services to screen prospective counterparties against various watch lists, including the Specially Designated Nationals List of the OFAC and countries and territories identified as non-cooperative by the Financial Action Task Force.

There is no guarantee that such procedures will always be effective. If the Authorized Participants or HYPE Counterparties have inadequate policies, procedures and controls for complying with applicable anti-money laundering and applicable sanctions laws or the Trust’s diligence is ineffective, violations of such laws could result, which could result in regulatory liability for the Trust, the Sponsor, the Trustee or their affiliates under such laws, including governmental fines, penalties, and other punishments. Any of the foregoing could result in losses to the Shareholders or negatively affect the Trust’s ability to operate.

Restricted Persons may access the Hyperliquid interface in violation of the Hyperliquid interface’s terms of use.

The Hyperliquid interface’s terms of use prohibit access by “Restricted Persons,” a category that includes, among others, persons residing in, located in, incorporated in, or having a registered office in the United States. Notwithstanding these restrictions, media reports have indicated that certain U.S. persons may use virtual private networks (“VPNs”) or other technological tools to mask their geographic location and circumvent these access controls. The use of a VPN or similar technology by Restricted Persons to access the Hyperliquid interface or otherwise interact with the Hyperliquid Network may violate the terms of use of the interface and potentially applicable U.S. laws and regulations, including those governing the offer and sale of securities and commodities and those relating to economic sanctions. If U.S. persons circumvent the geographic access restrictions in significant numbers, U.S. regulatory authorities (including the SEC and CFTC) may scrutinize the Hyperliquid Network for potential violations of U.S. securities, commodities, anti-money laundering, sanctions, or other laws. Any resulting regulatory action could restrict the operation of the Hyperliquid Network, impair liquidity in HYPE, or otherwise adversely affect the value of the Trust’s assets. Neither the Sponsor nor the Trust has any ability to monitor or control whether Restricted Persons use VPNs or other means to access the Hyperliquid Network, and any adverse regulatory or legal consequences arising from such access could have a material adverse effect on the value of the Trust’s shares.

The Hyperliquid Network is subject to cyberattacks by state-sponsored actors.

In December 2024, media reports reported suspicious wallet activity on the Hyperliquid Network and suggested that such activity may have been attributable to hackers affiliated with North Korea. Reports suggested that such activity may have been intended to test or probe the network for vulnerabilities. Although Hyperliquid Labs indicated that the Hyperliquid Network was not exploited, the Hyperliquid platform experienced approximately $250 million of net outflows in a single day during this period. These reports raised concerns that the Hyperliquid Network could become the target of a large-scale cyberattack by state-sponsored actors. Following publication of these reports, the price of HYPE declined by approximately 21% over a period of approximately ten days, and the total value locked on the Hyperliquid Network declined by approximately 20% over the same period.

Although a breach of the Hyperliquid Network was not confirmed, the occurrence of, or public perception of, a potential attack by sophisticated state-sponsored actors poses significant risks to the Hyperliquid Network and, consequently, to the Trust. A successful attack on the network’s infrastructure could result in the theft or permanent loss of digital assets held on or transacted through the network, a decrease in the price of HYPE and a significant reduction in total value locked. Even the perception that the Hyperliquid Network may be the target of such an attack may cause rapid and significant declines in the price of HYPE. In addition, such cyberattack, or reports of a cyberattack, could result in scrutiny from U.S. regulatory authorities.  Any of these outcomes could have a material adverse effect on the value of the Trust’s shares.

The actual or perceived use of HYPE and other digital assets in illicit transactions, which may adversely affect the HYPE industry and an investment in the Trust.

Recent years have seen digital assets used at times as part of criminal activities and to launder criminal proceeds, as means of payment for illicit activities, or as an investment fraud currency. Although the number of cases involving digital assets for the financing of terrorism remains limited, criminals have nonetheless become more sophisticated in their use of digital assets.

Although HYPE transaction details are logged on the blockchain, a buyer or seller of HYPE may never know to whom the public key belongs or the true identity of the party with whom it is transacting, as public key addresses are randomized sequences of alphanumeric characters that, standing alone, do not provide sufficient information to identify users. Further, identifying users can be made even more difficult where a user utilizes a tumbling or mixing service (e.g., Tornado Cash) to further obfuscate transaction details.

The HYPE industry and an investment in the Trust may be adversely affected to the extent that digital assets are increasingly used in connection with illicit transactions or are perceived as being used in connection with illicit transactions.

The inability to recognize the economic benefit of a “fork” or an “airdrop” could adversely impact an investment in the Trust.

From time to time, the Trust may be entitled to or come into possession of rights to acquire, or otherwise establish dominion and control over, any digital asset or other asset or right, which rights are incident to the Trust’s ownership of HYPE and arise without any action of the Trust, or of the Sponsor on behalf of the Trust (“Incidental Rights”) and/or digital asset tokens, or other asset or right, acquired by the Trust through the exercise (subject to the applicable provisions of the Trust Agreement) of any Incidental Right (“IR Digital Assets”) by virtue of its ownership of HYPE, generally through a fork in the Hyperliquid Network blockchain, an airdrop offered to holders of HYPE or other similar event. In an airdrop, the promoters of a new digital asset announce to holders of another digital asset that they will be entitled to claim a certain amount of the new digital asset for free, based on the fact that they hold such other digital assets.

Pursuant to the Trust Agreement, the Sponsor has the right, in their discretion, to determine what action to take in connection with the Trust’s entitlement to or ownership of Incidental Rights or any IR Digital Assets. Under the terms of the Trust Agreement, the Trust may take any lawful action necessary or desirable in connection with the Trust’s ownership of Incidental Rights, including the acquisition of IR Digital Assets, as determined by the Sponsor in the Sponsor’s sole discretion, unless such action would adversely affect the status of the Trust as a grantor trust for U.S. federal income tax purposes or otherwise be prohibited by the Trust Agreement.

With respect to any fork, airdrop or similar event, the Sponsor will cause the Trust to irrevocably abandon the Incidental Rights or IR Digital Assets. In the event the Trust seeks to change this position, an application would need to be filed with the SEC by the Exchange seeking approval to amend its listing rules. If such regulatory approval is received, the Trust will notify the owners of the beneficial interests of Shares in a prospectus supplement, in its periodic Exchange Act reports, as applicable, and on the Sponsor’s website.

Investors should be aware that investing in Shares of the Trust is not equivalent to investing directly in HYPE. An investor does not have a claim to any “forked” assets. Unless otherwise announced, the Sponsor, on behalf of the Trust, will not support the inclusion of any forked assets.

Unless an announcement is made informing investors that a fork will be supported, a newly-forked asset should be considered ineligible for inclusion in the Trust.

Network Forks.

HYPE token holders can propose changes, such as refinements or improvements to the Hyperliquid Network’s governance and operations as well as the properties of HYPE. When a modification is proposed and a substantial majority of users and validators consent to the modification, the change is implemented and the Hyperliquid Network remains uninterrupted. However, a “hard fork” occurs if less than a substantial majority of users and validators consent to the proposed modification, and the modification is not compatible with the software prior to its modification. In other words, two incompatible networks would then exist: (1) one network running the pre-modified software and (2) another network running the modified software. The effect of such a fork would be the existence of two versions of the Hyperliquid Network running in parallel, and the creation of a new digital asset which lacks interchangeability with its predecessor. This is in contrast to a “soft fork,” or a proposed modification to the software governing the network that results in a post-update network that is compatible with the network as it existed prior to the update, because it restricts the network operations that can be performed after the update.

Forks occur for a variety of reasons. A fork could occur after a significant security breach. Participants on the network could elect to “fork” the network to its state before the hack, effectively reversing the hack. A fork could also be introduced by an unintentional, unanticipated software flaw in the multiple versions of otherwise compatible software users run. Such a fork could adversely affect HYPE’s viability. It is possible, however, that a substantial number of users and validators could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains. This would result in a permanent fork. For example, in July 2016, Ethereum “forked” into Ethereum and a new digital asset, Ethereum Classic, as a result of the Ethereum network community’s response to a significant security breach in which an anonymous hacker exploited a smart contract running on the Ethereum network to syphon approximately $60 million of ether held by a decentralized autonomous organization, into a segregated account. In response to the hack, most participants in the Ethereum community elected to adopt a “fork” that effectively reversed the hack. However, a minority of users continued to develop the original blockchain, now referred to as “Ethereum Classic” with the digital asset on that blockchain now referred to as Ethereum Classic, or ETC. ETC now trades on several digital asset exchanges.

A fork may occur as a result of disagreement among network participants as to whether a proposed modification to the network should be accepted. For example, on August 1, 2017, after extended debates among developers as to how to improve the Bitcoin network’s transaction capacity, the Bitcoin network was forked by a group of developers and miners resulting in the creation of a new blockchain, which underlies the new digital asset “Bitcoin Cash.” Bitcoin and Bitcoin Cash now operate on separate, independent blockchains. Since then, the Bitcoin network has forked several times to launch new digital assets, such as Bitcoin Gold, Bitcoin Silver and Bitcoin Diamond.

Significant forks are typically announced several months in advance. The circumstances of each fork are unique, and their relative significance varies. It is possible that a particular fork may result in a significant disruption to HYPE and, potentially, may result in broader market disruption should pricing become difficult following the fork. It is not possible to predict with accuracy the impact that any anticipated fork could have or for how long any resulting disruption may exist.

Forks may have a detrimental effect on the value of HYPE, including by negatively affecting digital asset allocations or by failing to capture the full value of the newly-forked HYPE if it is excluded from the Pricing Benchmark. Forks can also introduce new security risks. For example, forks may result in “replay attacks,” or attacks in which transactions from one network were rebroadcast to nefarious effect on the other network. After a hard fork, it may become easier for an individual validator or validating pool’s hashing power to exceed 50% of the processing power of the digital asset network, thereby making digital assets that rely on proof of work more susceptible to attack. For example, when the Ethereum and Ethereum Classic networks split in July 2016, replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued ether exchanges through at least October 2016. An ether exchange announced in July 2016 that it had lost 40,000 Ethereum Classic, worth about $100,000 at that time, as a result of replay attacks. Similar replay attack concerns occurred in connection with the Bitcoin Cash and Bitcoin SV networks split in November 2018. Another possible result of a hard fork is an inherent decrease in the level of security.

A hard fork may adversely affect the price of HYPE at the time of announcement or adoption. For example, the announcement of a hard fork could lead to increased demand for the pre fork digital asset, in anticipation that ownership of the pre fork digital asset would entitle holders to a new digital asset following the fork. The increased demand for the pre fork digital asset may cause the price of the digital asset to rise. After the hard fork, it is possible the aggregate price of the two versions of the digital asset running in parallel would be less than the price of the digital asset immediately prior to the fork. Furthermore, the Sponsor will, as permitted by the terms of the Trust Agreement, determine which network is generally accepted as the Hyperliquid Network and should therefore be considered the appropriate network for the Trust’s purposes. The Sponsor will base its determination on a variety of then relevant factors, including, but not limited to, the Sponsor’s beliefs regarding expectations of the core developers of the Hyperliquid Network, users, service providers, businesses, validators and other constituencies, as well as the actual continued acceptance of, mining power on, and community engagement with, the Hyperliquid Network. There is no guarantee that the Sponsor will choose the network and the associated digital asset that would ultimately end up as the most valuable fork. Either of these events could therefore adversely impact the value of the Shares. When Bitcoin Cash forked from the Bitcoin network, the value of Bitcoin went from $2,800 to $2,700.

A hard fork could change the source code for the Hyperliquid Network, including the source code which limits the supply of HYPE. Although many observers believe this is unlikely at present, there is no guarantee that the current mechanisms limiting the supply of outstanding HYPE will not be changed. If a hard fork changing the yearly supply cap is widely adopted, the limit on the supply of HYPE could be lifted, which could have an adverse impact on the value of HYPE and the value of the Shares.

If HYPE were to fork into two digital assets, the Trust may hold, in addition to its existing HYPE balance, a right to claim an equivalent amount of the new “forked” asset following the hard fork. However, the Pricing Benchmark does not track forks involving HYPE. The Trust has adopted procedures to address situations involving a fork that results in the issuance of new alternative HYPE that the Trust may receive. The holder of HYPE has no discretion in a hard fork; it merely has the right to claim the new HYPE on a pro rata basis while it continues to hold the same number of HYPE.

Airdrops.

HYPE may become subject to an occurrence similar to a fork, which is known as an “airdrop.” In an airdrop, the promoters of a new digital asset announce to holders of another digital asset that they will be entitled to claim a certain amount of the new digital asset for free, based on the fact that they hold such other digital asset. For example, in March 2017, the promoters of Stellar Lumens announced that anyone that owned bitcoin as of June 26, 2017, could claim, until August 27, 2017, a certain amount of Stellar Lumens.

Any name change and any associated rebranding initiative of HYPE may not be favorably received by the digital asset community, which could negatively impact the value of HYPE and the value of the Shares.

From time to time, digital assets may undergo name changes and associated rebranding initiatives. For example, Bitcoin Cash may sometimes be referred to as Bitcoin ABC in an effort to differentiate itself from any Bitcoin Cash hard forks, such as Bitcoin Satoshi’s Vision, and in the third quarter of 2018, the team behind ZEN rebranded and changed the name of ZenCash to “Horizen.” The Sponsor cannot predict the impact of any name change and any associated rebranding initiative on the Hyperliquid Network. After a name change and an associated rebranding initiative, a digital asset may not be able to achieve or maintain brand name recognition or status that is comparable to the recognition and status previously enjoyed by such digital asset. The failure of any name change and any associated rebranding initiative by a digital asset may result in such digital asset not realizing some or all of the anticipated benefits contemplated by the name change and associated rebranding initiative, and could negatively impact the value of HYPE and the value of the Shares.

HYPE is subject to cybersecurity risks, which could adversely affect an investment in the Trust or the ability of the Trust to operate.

Users of HYPE, and therefore investors in HYPE-related investment products such as the Trust, are exposed to an elevated risk of fraud and loss, including, but not limited to, through cyber-attacks. HYPE can be stolen, and HYPE stored in a digital wallet, accessible via private key, can be compromised. While digital wallets do not store or contain the actual HYPE, they store public and private keys, which are used as an address for receiving HYPE or for spending the HYPE, with both forms of transactions recorded on the public immutable ledger, the blockchain. By using the private key, a person is able to spend HYPE, effectively sending it away from the account and recording that transaction on the blockchain. If a private key is compromised, HYPE associated with that specific public key may be stolen. Unlike traditional banking transactions, once a transaction has been added to the blockchain, it cannot be reversed. Several exchanges specializing in sales of HYPE, for example, have already had their operations impacted by cyber-attacks.

Thefts and cyber-attacks can have a negative impact on the reputation, market price, value, or liquidity of HYPE. Through investment in the Trust, investors would be indirectly exposed to the risk and potential impact of a cyber-attack. A loss associated with a cyber-attack, including a total loss, is possible. While the Sponsor and the HYPE Custodians have taken reasonable measures to prevent theft or hacking of the Trust’s HYPE holdings, such an event cannot be fully excluded from the Trust’s overall market exposure, and the losses associated with such an event would be borne by investors.

Certain digital asset networks, including the Hyperliquid Network, are subject to control by entities that capture a significant amount of the network’s active validator nodes or a significant number of developers important for the operation and maintenance of such digital asset network.

At two-thirds of the staked HYPE, a mischievous group of validators could theoretically split the chain into two equally sized forks and then simply use their stake to vote contrarily to the honest validator set, thereby maintaining the two forks and preventing finality.

However, if a majority of the staked HYPE dedicated to validating transactions on the Hyperliquid Network were to be controlled by a malicious actor (a situation sometimes analogized to a “51% attack”), it could adversely affect the operation of the Hyperliquid Network. With control of more than one-third of the total staked HYPE, a bad actor could prevent the network from achieving the two-thirds supermajority required for finality, thereby delaying or halting the confirmation of transactions. If the malicious actor were to gain control of two-thirds or more of the total stake, it could dominate the consensus process, determining which chain is finalized and potentially reorganizing, excluding, or reordering transactions. While such an attacker could not create new HYPE outside of protocol rules, it could attempt to double-spend its own HYPE or censor other users’ transactions. Reversing any such changes to the Hyperliquid Network may be difficult or impossible. Further, a malicious actor could generate a large volume of transactions to slow network performance. If a bad actor were to gain control of a majority of the processing power or staked resources on the Hyperliquid Network, or if the likelihood of such control were perceived to increase, there could be a material adverse effect on the operation of the network and the value of HYPE.

Other digital asset networks have been subject to malicious activity achieved through control of over 50% of the processing power on the network. Any similar attacks on the Hyperliquid Network could negatively impact the value of HYPE and the value of the Shares.

A 51% attack is more likely to happen in the context of digital assets with smaller market capitalizations due to the reduced computing power threshold required to control a majority of a given network. Nevertheless, it is theoretically possible, albeit computationally expensive, to mount a similar 51% attack on the Hyperliquid Network or other digital assets with large market capitalization. If the feasibility of a bad actor gaining control of the processing power on the Hyperliquid Network increases, there may be a negative effect on an investment in the Trust.

Additionally, an attacker with 66% or more of the total staked HYPE can finalize their preferred chain without having to coerce any honest validators. The attacker can simply vote for their preferred fork and then finalize it, simply because they can vote with a dishonest supermajority.

A malicious actor may also obtain control over the Hyperliquid Network through its influence over core developers by gaining direct control over a core developer or an otherwise influential programmer. To the extent that users and validators accept amendments to the source code proposed by the controlled core developer, other core developers do not counter such amendments, and such amendments enable the malicious exploitation of the Hyperliquid Network, the risk that a malicious actor may be able to obtain control of the Hyperliquid Network in this manner exists, which may adversely affect the value of the Shares. If the malicious actor cannot control the validator nodes directly, they might attempt to compromise the validators that are already trusted by the network. This could involve hacking, bribery, deception or coercion.

To the extent that the Hyperliquid ecosystem, including the core validators and the administrators of the network’s validator nodes, does not act to ensure greater decentralization of validator processing power, the feasibility of a malicious actor obtaining control of the processing power on the Hyperliquid Network will increase, which may adversely affect the value of the Shares.

If any of these exploitations or attacks occur, it could result in a loss of public confidence in HYPE and a decline in the value of HYPE and, as a result, adversely impact an investment in the Shares.

If validators expend less processing power on the Hyperliquid Network, it could increase the likelihood of a malicious actor obtaining control.

Validators ceasing operations would reduce the collective processing power on the Hyperliquid Network, which would adversely affect the confirmation process for transactions (i.e., temporarily decreasing the speed at which blocks are added to the Hyperliquid Network blockchain). If a reduction in processing power occurs, the Hyperliquid Network may be more vulnerable to a malicious actor obtaining control in excess of fifty percent (50%) of the processing power on the Hyperliquid Network. As a result, it may be possible for a bad actor to manipulate the Hyperliquid Network and hinder transactions. Any reduction in confidence in the confirmation process or processing power of the Hyperliquid Network may adversely affect an investment in the Trust.

Cancer nodes.

Cancer nodes are computers that appear to be participating in the Hyperliquid Network but that are not in fact connected to the Hyperliquid Network, which a malicious actor sets up to place users onto a separate network or disconnect them from the Hyperliquid Network. By using cancer nodes, a malicious actor can disconnect the target user from the Hyperliquid economy entirely by refusing to relay any blocks or transactions.

Double-spending risks.

The Hyperliquid Network is designed to be resistant to double-spending risks through its consensus algorithm. The consensus protocol ensures that once a transaction is confirmed by a majority of trusted validators, it is difficult to reverse. If the consensus mechanism fails (e.g., due to a significant portion of validators being compromised), conflicting transactions could potentially be validated by different parts of the network. Additionally, if a malicious actor controlled or colluded with a majority of validators, they could attempt to manipulate the ledger to allow a double spend. Additionally, a highly sophisticated network attack that isolates parts of the network could theoretically lead to inconsistent views of the ledger.

Flaws in source code.

It is possible that flaws or mistakes in the released and public source code could lead to catastrophic damage to HYPE, the Hyperliquid Network, and any underlying technology. It is possible that contributors to the Hyperliquid Network would be unable to stop this damage before it spreads further. It is further possible that a dedicated team or a group of contributors or other technical group may attack the code, directly leading to catastrophic damage. In any of these situations, the value of the Shares of the Trust can be adversely affected.

In the past, flaws in the source code for digital asset networks have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. Several errors and defects have been publicly found and corrected, including those that disabled some functionality for users and exposed users’ personal information. Discovery of flaws in or exploitations of the source code that allow malicious actors to take or create money in contravention of known network rules have occurred. The cryptography underlying HYPE could prove to be flawed or ineffective, or negatively impacted by developments in mathematics and/or technology, such as advances in digital computing, algebraic geometry and quantum computing. In any of these circumstances, a malicious actor may be able to steal HYPE held by others, which could adversely affect the demand for HYPE and therefore adversely impact the price of HYPE and the value of the Shares. Even if another digital asset other than HYPE were affected by similar circumstances, any reduction in confidence in the robustness of the source code or cryptography underlying digital assets generally could negatively affect the demand for all digital assets, including HYPE, and therefore adversely affect the value of the Shares.

Denial of service attacks.

Many digital asset networks have been subjected to a number of denial of service attacks, which has led to temporary delays in block creation and in the transfer of HYPE. A denial-of-service attack is a cyber attack that aims to disrupt a network’s normal functioning by overwhelming it with requests. For example, in September 2021, the Solana Network experienced a significant disruption, later attributed to a type of denial of service attack, and was offline for 17 hours, only returning to full functionality 24 hours later. It is possible that any similar denial-of-service attack on the Hyperliquid Network could impact the ability to transfer HYPE and could have a material adverse effect on the price of HYPE and the value of the Shares.

Proof-of-stake blockchains are a relatively recent innovation and have not been subject to as widespread use or adoption over as long of a period of time as traditional proof-of-work blockchains.

Certain digital assets, such as bitcoin, use a “proof-of-work” consensus algorithm. The genesis block on the Bitcoin blockchain was mined in 2009, and Bitcoin’s blockchain has been in operation since then. Many newer blockchains enabling smart contract functionality use a newer consensus algorithm known as “proof-of-stake.” HYPE uses a variation known as “delegated-proof-of-stake,” in which validators earn a share of gas fees and staking rewards, with users who delegate their HYPE also receiving a portion minus a commission.

While their proponents believe that they may have certain advantages, the “proof-of-stake” consensus mechanisms and governance systems underlying many newer blockchain protocols, and their associated digital assets — including the HYPE held by the Trust — have not been tested at scale over as long of a period of time or subject to as widespread use or adoption as, for example, Bitcoin’s proof-of-work consensus mechanism has. This could lead to these blockchains, and their associated digital assets, having undetected vulnerabilities, structural design flaws, suboptimal incentive structures for network participants (e.g., validators), technical disruptions, or a wide variety of other problems, any of which could cause these blockchains not to function as intended, lead to outright failure to function entirely causing a total outage or disruption of network activity, or to suffer other operational problems or reputational damage, leading to a loss of users or adoption or a loss in value of the associated digital assets, including the Trust’s assets. Over the long term, there can be no assurance that the proof-of-stake blockchain on which the Trust’s assets rely will achieve widespread scale or adoption or perform successfully; any failure to do so could negatively impact the value of the Trust’s assets.

Validators may suffer losses due to staking, which could make the Hyperliquid Network less attractive.

Validation on the Hyperliquid Network requires HYPE to be transferred into smart contracts on the underlying blockchain networks not under the Trust’s or anyone else’s control. If the Hyperliquid Network source code or protocol fail to behave as expected, suffer cybersecurity attacks or hacks, experience security issues, or encounter other problems, such assets may be irretrievably lost. In addition, the Hyperliquid Network dictates requirements for participation in validation activity, and may impose penalties if the relevant activities are not performed correctly, or the staker acts maliciously on the network, responds inadequately or too slowly to consensus messages, or experiences extended downtimes. Such penalties include the reduction of staking rewards for malicious actors and poorly performing validators and the “jailing” of such actors which may result in such actors not being able to validate or receive rewards. Should any of the Trust’s Staking Services Providers engage in malicious activity or perform poorly, then such Staking Services Providers may be “jailed” which could negatively impact the Trust’s abilities to engage in Staking Activities and/or otherwise result in the Trust earning reduced staking rewards. Furthermore, the Hyperliquid Network requires the payment of base fees and the practice of paying tips is common, and such fees can become significant as the amount and complexity of the transaction grows, depending on the degree of network congestion and the price of HYPE. Any cybersecurity attacks, security issues, hacks, penalties, or other problems could damage validators’ willingness to participate in validation, discourage existing and future validators from serving as such, and adversely impact the Hyperliquid Network’s adoption or the price of HYPE. Any disruption of validation on the Hyperliquid Network could interfere with network operations and cause the Hyperliquid Network to be less attractive to users and application developers than competing blockchain networks, which could cause the price of HYPE to decrease.

The Hyperliquid Network faces scaling challenges and efforts to increase the volume and speed of transactions may not be successful.

Many digital asset networks face significant scaling challenges due to the fact that public blockchains generally face a tradeoff between security and scalability. One means through which public blockchains such as the Hyperliquid Network achieve security is decentralization, meaning that no intermediary is responsible for securing and maintaining these systems. For example, a greater degree of decentralization generally means a given digital asset network is less susceptible to manipulation or capture.

As the use of digital asset networks increases without a corresponding increase in transaction processing speed of the networks, average fees and settlement times can increase significantly. Increased fees and decreased settlement speeds could preclude use cases for HYPE and could reduce demand for and the price of HYPE, which could adversely impact the value of the Shares.

There is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of Hyperliquid Network transactions will be effective, or how long these mechanisms will take to become effective, or how long they will continue to be effective, which could adversely impact an investment in the Shares.

Smart contracts are new and their ongoing development and operation may result in problems or be subject to errors or hacks, which could reduce the demand for HYPE or cause a wider loss of confidence in the Hyperliquid Network, either of which could have an adverse impact on the value of HYPE.

Since smart contracts typically cannot be stopped or reversed, vulnerabilities in their programming (i.e., coding errors) can have damaging effects. For instance, coding errors may potentially create vulnerabilities that allow an attacker to drain the funds associated with the smart contract, cause issues or render the protocol unusable. Hackers have exploited vulnerabilities in various smart contract implementations, including those on the Hyperliquid Network, that have resulted in the loss of digital assets from accounts. For example, an attack in April of 2025 reportedly syphoned approximately 1,200 SOL from the Loopscale decentralized finance protocol housed on the Solana blockchain. In another example, in February of 2022, a vulnerability in a smart contract for Wormhole, a bridge between the Ethereum and Solana blockchain led to a $320 million theft of Ether. More recently, in February of 2025 reportedly Hyperdrive, a lending protocol on the Hyperliquid Network, was the victim of a smart contract exploit and lost about $780,000. Other smart contracts, including bridges between blockchain networks and DeFi protocols have also been manipulated, exploited or used in ways that were not intended or envisioned by their creators such that attackers syphoned over $2.2 billion worth of digital assets from smart contracts in 2024. Problems with the development, deployment, and operation of smart contracts may have an adverse effect on the value of HYPE.

In some cases, smart contracts can be controlled by one or more “admin keys” or users with special privileges, or “super users.” These users may have the ability to unilaterally make changes to the smart contract, enable or disable features on the smart contract, change how the smart contract receives external inputs and data, and make other changes to the smart contract.

Many applications associated with decentralized finance (“DeFi”) are currently deployed on the Hyperliquid Network, and smart contracts relating to DeFi applications currently represent a significant source of demand for HYPE. For smart contracts that hold a pool of digital asset reserves, smart contract super users or admin key holders may be able to extract funds from the pool, liquidate assets held in the pool, or take other actions that decrease the value of the digital assets held by the smart contract in reserves. Even for digital assets that have adopted a decentralized governance mechanism, such as smart contracts that are governed by the holders of a governance token, such governance tokens can be concentrated in the hands of a small group of core community members, who would be able to make similar changes unilaterally to the smart contract. If any such super user or group of core members unilaterally make adverse changes to a smart contract, the design, functionality, features and value of the smart contract, its related digital assets may be harmed. In addition, assets held by the smart contract in reserves may be stolen, misused, burnt, locked up or otherwise become unusable and irrecoverable. Super users can also become targets of hackers and malicious attackers. Furthermore, the underlying smart contracts may be insecure, contain bugs or other vulnerabilities, or otherwise may not work as intended. Any of the foregoing could cause users of the DeFi application to be negatively affected, or could cause the DeFi application to be the subject of negative publicity. Because DeFi applications may be built on the Hyperliquid Network and represent a significant source of demand for HYPE, public confidence in the Hyperliquid Network itself could be negatively affected, and the value of HYPE could decrease.

Risks associated with centralization and the limited validator set of the Hyperliquid Network.

Although the Hyperliquid Network is described as a decentralized blockchain network, certain features of its design and governance indicate that it may exhibit a material degree of centralization. In particular, the Hyperliquid Network relies on a limited number of validators to achieve consensus, and the time it takes a quorum of validators to reach consensus in an emergency situation can be long (as long as several minutes, when typical algorithm response time is less than one second). This means that a small number of participants can take network-wide actions in a very short period of time, before validators are able to effectively intervene.

In March 2025, reports indicate that an attacker artificially inflated the price of the JellyJelly token on the Hyperliquid Network, by 429%, exploiting the design of the Hyperliquid Network’s HLP liquidation mechanism, rather than any specific vulnerability in the protocol. HLP is essentially a community-owned market maker intended to provide liquidity for various pairs. When losses in HLP reached $12 million, the network’s validators voted to delist JellyJelly. In response, the network’s validators voted to settle all open positions at $0.0095 per token (the price at which the attacker had established a short position), rather than at the prevailing listed price of approximately $0.50. The validators refunded users with long JellyJelly positions, except flagged addresses. The ability of a limited number of validators to take such actions may raise concerns regarding the degree to which the Hyperliquid Network is genuinely decentralized, the potential for validators to act in their own financial interests, or in the interests of affiliated parties, rather than in the interests of all network participants, the risk that coordinated actions by validators or by malicious actors who gain control of a group of validators could adversely affect the value of HYPE or the integrity of trading on the Hyperliquid Network and the risk that regulatory authorities may characterize the Hyperliquid Network as having centralized control, potentially subjecting it to regulatory oversight or enforcement action. The two-minute time to achieve consensus among a quorum of validators revealed a higher level of centralization compared to other decentralized protocols. Any of these risks could have a material adverse effect on user confidence in, and/or the liquidity or value of HYPE and, consequently, on the value of the Trust’s shares.

New competing digital assets may pose a challenge to HYPE’s current market position, resulting in a reduction in demand for HYPE, which could have a negative impact on the price of HYPE and may have a negative impact on the performance of the Trust.

Hyperliquid faces significant competition from other digital assets as well as from other technologies or payment forms, such as Swift, ACH, remittance networks, credit cards and cash. There is no guarantee that HYPE will become a dominant form of payment, store of value or method of exchange. HYPE is also supported by fewer exchanges than more established digital assets, which could impact its liquidity.

Although the Hyperliquid Network presents advantages such as lower fees and faster transactions compared to other digital assets, it is possible that real or perceived shortcomings in the Hyperliquid Network, or technological, regulatory or other developments, including the failure to fully implement planned changes could result in a decline in popularity and acceptance of HYPE and the Hyperliquid Network, and other digital assets and trading systems could become more widely accepted and used than the Hyperliquid Network. Promoters of other digital assets claim that those digital assets have solved certain of the purported drawbacks of the Hyperliquid Network, for example, improving stability or preventing inflation. If these digital assets are successful, such success could reduce demand for HYPE and adversely affect the value of HYPE and an investment in the Trust. It is currently unclear which digital assets, if any, will become and remain dominant, as the sector continues to innovate and evolve. Changes in the viability of any digital asset ecosystem may adversely impact pricing and liquidity of HYPE and, therefore, of the Trust.

Competition from central bank digital currencies (“CBDCs”) could adversely affect the value of HYPE and other digital assets.

Central banks have introduced digital forms of legal tender. China’s CBDC project, known as Digital Currency Electronic Payment, has reportedly been tested in a live pilot program conducted in multiple cities in China. A recent study published by the Bank for International Settlements estimated that at least 36 central banks have published retail or wholesale CBDC work ranging from research to pilot projects. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could have an advantage in competing with, or replacing, HYPE and other digital assets as a medium of exchange or store of value. Central banks and other governmental entities have also announced cooperative initiatives and consortia with private sector entities, with the goal of leveraging blockchain and other technology to reduce friction in cross-border and interbank payments and settlement, and commercial banks and other financial institutions have also recently announced a number of initiatives of their own to incorporate new technologies, including blockchain and similar technologies, into their payments and settlement activities, which could compete with, or reduce the demand for HYPE. As a result of any of the foregoing factors, the value of HYPE could decrease, which could adversely affect an investment in the Trust.

Prices of HYPE may be affected due to stablecoins, the activities of stablecoin issuers and their regulatory treatment.

While the Trust does not invest in stablecoins, it may nonetheless be exposed to these and other risks that stablecoins pose for the HYPE market through its investment in HYPE. Stablecoins are digital assets designed to have a stable value over time as compared to typically volatile digital assets and are typically marketed as being pegged to a fiat currency, such as the U.S. dollar. Although the prices of stablecoins are intended to be stable, in many cases their prices fluctuate, sometimes significantly. This volatility has in the past apparently impacted the price of HYPE. Stablecoins are a relatively new phenomenon and it is impossible to know all of the risks that they could pose to participants in the HYPE market. In addition, some have argued that some stablecoins are improperly issued without sufficient backing in a way that could cause artificial rather than genuine demand for HYPE, raising its price, and also argue that those associated with certain stablecoins are involved in laundering money.

Stablecoins are reliant on the U.S. banking system and U.S. treasuries, and the failure of either to function normally could impede the function of stablecoins, and therefore could adversely affect the value of the Shares.

Given the role that stablecoins play in global digital asset markets, their fundamental liquidity can have a dramatic impact on the broader digital asset market, including the market for HYPE.

Volatility in stablecoins, operational issues with stablecoins (for example, technical issues that prevent settlement), concerns about the sufficiency of any reserves that support stablecoins, or regulatory concerns about stablecoin issuers or intermediaries, such as exchanges, that support stablecoins, could impact individuals’ willingness to trade on trading venues that rely on stablecoins and could impact the price of HYPE, and in turn, an investment in the Shares.

Operational cost may exceed the award for validating transaction, and increased transaction fees may adversely affect the usage of the Hyperliquid Network.

If transaction confirmation fees become too high, the marketplace may be reluctant to use HYPE. This may result in decreased usage and limit expansion of the Hyperliquid Network in the retail, commercial, blockchain-based services sectors as well as in the payments space, adversely impacting investment in the Trust. Conversely, if the reward for validators or the value of the transaction fees is insufficient to motivate validators, they may cease to validate transactions.

Ultimately, if the awards of new HYPE and the costs of validating transactions grow disproportionately to one another, validators may operate at a loss, transition to other networks, or cease operations altogether. Each of these outcomes could, in turn, slow transaction validation and usage, which could have a negative impact on the Hyperliquid Network and could adversely affect the value of the HYPE held by the Trust.

An acute cessation of validator operations would reduce the collective processing power on the Hyperliquid Network, which would adversely affect the transaction verification process by temporarily decreasing the speed at which blocks are added to the blockchain and make the blockchain more vulnerable to a malicious actor obtaining control in excess of 50% of the processing power on the blockchain. Reductions in processing power could result in material, though temporary, delays in transaction confirmation time. Any reduction in confidence in the transaction verification process or may adversely impact the value of the Shares of the Trust or the ability of the Sponsor to operate.

Electricity usage.

Concerns have been raised about the electricity required to secure and maintain digital asset networks. Although measuring the electricity consumed by the process of securing and maintaining digital asset networks is difficult because these operations are performed by various machines with varying levels of efficiency, the process consumes a significant amount of energy. Driven by concerns around energy consumption and the impact on public utility companies, various states and cities have implemented, or are considering implementing, moratoriums on mining activity in their jurisdictions.

HYPE uses a system called delegated proof-of-stake to validate transaction information. The Hyperliquid Network relies on validators to secure transactions based on the amount of HYPE tokens staked with them. validators earn a share of gas fees and staking rewards, with users who delegate their HYPE to a participating validator also receiving a portion of their respective validator’s rewards, normally minus a commission. Validators reach consensus on the state of the blockchain and are responsible for maintaining and running the routing and transfer protocols.

Other digital asset networks may use a system called proof-of-work to validate transaction information. These networks are called proof-of-work because solving the encrypted hash takes time and energy, which acts as proof that work was done. Proof of work requires users to mine or complete complex computational puzzles before submitting new transactions to the network.

Proof-of-stake digital assets allow people to pledge or lock up some of their holdings as a way of vouching for the accuracy of newly added information, and proof-of-history creates chains of timestamps to verify transactions. Meanwhile, proof-of-work digital assets require people to solve complex cryptographic puzzles — which can incur significant energy costs — before they are allowed to propose a new block. This expenditure of time, computing power and energy is intended to make the cost of fraud higher than the potential rewards of a dishonest action.

The operations of digital asset networks can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for mining operations, in the case of proof-of-work networks. Additionally, miners on proof-of-work networks may be forced to cease operations during an electricity shortage or power outage, or if electricity prices increase where the mining activities are performed.

The operations of the Hyperliquid Network and other digital asset networks may also consume significant amounts of energy, even though the Hyperliquid Network is generally considered to consume significantly less energy than other digital asset networks, such as the Bitcoin blockchain, due to its use of proof-of-stake, rather than proof-of-work, transaction validation mechanisms. Further, in addition to the direct energy costs of performing calculations on any given digital asset network, there are indirect costs that impact a network’s total energy consumption, including the costs of cooling the machines that perform these calculations.

If regulators or public utilities take action that restricts or otherwise impacts mining or validating activities of digital assets generally, such actions could result in decreased security of a digital asset network, including the Hyperliquid Network, and consequently adversely impact the value of the Shares. This could adversely affect the price of HYPE, or the operation of the Hyperliquid Network, and accordingly decrease the value of the Shares, by creating negative sentiment around digital assets generally.

If the digital asset award or transaction fees for recording transactions on the Hyperliquid Network are not sufficiently high to incentivize validators, or if certain jurisdictions continue to limit or otherwise regulate validating activities, validators may cease expanding validating power or demand high transaction fees, which could negatively impact the value of HYPE and the value of the Shares.

If the digital asset awards for validating blocks or the transaction fees for recording transactions on the Hyperliquid Network blockchain are not sufficiently high to incentivize validators, or if certain jurisdictions continue to limit or otherwise regulate validating activities, validators may cease expending validating power to validate blocks and confirmations of transactions on the Hyperliquid Network blockchain could be slowed. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

●	A reduction in the processing power expended by validators on the Hyperliquid Network could increase the likelihood of a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtaining control.

●	Validators have historically accepted relatively low transaction confirmation fees on most digital asset networks. If validators demand higher transaction fees for recording transactions on the Hyperliquid Network or a software upgrade automatically charges fees for all transactions on the Hyperliquid Network blockchain, the cost of using HYPE may increase and the marketplace may be reluctant to accept HYPE. Alternatively, validators could collude in an anti-competitive manner to reject low transaction fees on the Hyperliquid Network and force users to pay higher fees, thus reducing the attractiveness of the Hyperliquid Network. Higher transaction confirmation fees resulting through collusion or otherwise may adversely affect the attractiveness of the Hyperliquid Network, the value of HYPE and the value of the Shares.

●	To the extent that any validators cease to record transactions that do not include the payment of a transaction fee in blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Hyperliquid Network blockchain until a block is validated by a validator who is willing to accept a lower fee. Any widespread delays or disruptions in the recording of transactions could result in a loss of confidence in the Hyperliquid Network and could prevent the Trust from completing transactions associated with the day-to-day operations of the Trust, including creations and redemptions of the Shares in exchange for HYPE with the applicable Authorized Participant.

During the course of ordering transactions and validating blocks, validators may be able to prioritize certain transactions in return for increased transaction fees, an incentive system known as “Maximal Extractable Value” or MEV. For example, in blockchain networks that facilitate DeFi protocols in particular, such as the Hyperliquid Network, users may attempt to gain an advantage over other users by increasing offered transaction fees. Certain software solutions, such as Flashbots, have been developed which facilitate validators in capturing MEV produced by these increased fees. The MEV incentive system may lead to an increase in transaction fees on the Hyperliquid Network, which may diminish its use. Users or other stakeholders on the Hyperliquid Network could also view the existence of MEV as unfair manipulation of digital asset networks, and refrain from using DeFi protocols or the Hyperliquid Network generally. In addition, it is possible regulators or legislators could enact rules which restrict the use of MEV, which could diminish the popularity of the Hyperliquid Network among users and validators. Any of these or other outcomes related to MEV may adversely affect the value of HYPE and the value of the Shares.

Validators may cease to record transactions as a result of low transaction fees, which may adversely affect the usage of the Hyperliquid Network.

To the extent that any validators cease to record transactions that do not include the payment of a transaction fee in solved blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Hyperliquid Network until a block is solved by a validator who is willing to accept a lower fee, if there is one. Any widespread delays in the recording of transactions could result in a loss of confidence in the Hyperliquid Network, resulting in a decline in HYPE prices.

Large-scale sales or distributions.

Some entities hold large amounts of HYPE relative to other market participants, and to the extent such entities engage in large-scale hedging, sales or distributions on non-market terms, or sales in the ordinary course, it could result in a reduction in the price of HYPE and adversely affect the value of the Shares. Additionally, political or economic crises may motivate large-scale acquisitions or sales of digital assets, including HYPE, either globally or locally. Such large-scale sales or distributions could result in selling pressure that may reduce the price of HYPE and adversely affect an investment in the Shares.

The largest HYPE wallets are believed to hold, in aggregate, a significant percentage of the HYPE in circulation. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant number of HYPE, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. As a result of this concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of HYPE. See “Risk Factors - Digital assets may have concentrated ownership and large sales or distributions by holders of such digital assets, or any ability to participate in or otherwise influence a digital asset’s underlying network, could have an adverse effect on the market price of such digital asset.”

Congestion or delay in the Hyperliquid Network may delay purchases or sales of HYPE by the Trust.

The size of each block on the Hyperliquid Network is currently limited and is significantly below the level that centralized systems can provide. Increased transaction volume could result in delays in the recording of transactions due to congestion in the Hyperliquid Network. Moreover, unforeseen system failures, disruptions in operations, or poor connectivity may also result in delays in the recording of transactions on the Hyperliquid Network. Any delay in the Hyperliquid Network could affect the Authorized Participant’s ability to buy or sell HYPE at an advantageous price resulting in decreased confidence in the Hyperliquid Network. Over the longer term, delays in confirming transactions could reduce the attractiveness to merchants and other commercial parties as a means of payment. As a result, the Hyperliquid Network and the value of the Trust’s Shares would be adversely affected.

Risks Associated with Investing in the Trust

Investment related risks.

Investing in HYPE and, consequently, the Trust, is speculative. The price of HYPE is volatile, and market movements of HYPE are difficult to predict. Supply and demand changes rapidly and is affected by a variety of factors, including regulation and general economic trends, such as interest rates, availability of credit, credit defaults, inflation rates and economic uncertainty. All investments made by the Trust will risk the loss of capital. Therefore, an investment in the Trust involves a high degree of risk, including the risk that the entire amount invested may be lost. No guarantee or representation is made that the Trust’s investment program will be successful, that the Trust will achieve its investment objective or that there will be any return of capital invested to investors in the Trust, and investment results may vary.

The NAV or the Principal Market NAV may not always correspond to the market price of HYPE.

The NAV or the Principal Market NAV of the Trust will change as fluctuations occur in the market price of the Trust’s HYPE holdings. Shareholders should be aware that the public trading price per share may be different from the NAV for a number of reasons, including price volatility and the fact that supply and demand forces at work in the secondary trading market for Shares are related, but not identical, to the supply and demand forces influencing the market price of HYPE as reflected in the Pricing Benchmark.

An Authorized Participant may be able to create or redeem a Basket at a discount or a premium to the public trading price per Share and the Trust will therefore maintain its intended fractional exposure to a specific amount of HYPE per share.

Deviations between the Trust’s NAV and NAV per Share versus the Trust’s Principal Market NAV and Principal Market NAV per Share may occur.

The Administrator uses the Pricing Benchmark to determine the Trust’s NAV and NAV per Share. However, for financial statement purposes, the Trust’s HYPE is carried at fair value as required by GAAP, which requires a determination based on the price of HYPE on principal market as identified by the Trust as set for in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”). See “NAV Determinations” below. The Sponsor expects the Trust’s applicable NAV and NAV per Share and corresponding Principal Market NAV and Principal Market NAV to accurately track the price of HYPE. However, deviations can occur between the prices from the principal market chosen by the GAAP fair value methodology and Pricing Benchmark, which takes into consideration prices from the exchanges used to calculate the Pricing Benchmark.

Owning Shares is different from directly owning HYPE.

Investors should be aware that the market value of the Shares of the Trust may not have a direct relationship with the prevailing price of HYPE, and changes in the prevailing price of HYPE similarly will not necessarily result in a comparable change in the market value of the Shares of the Trust. The performance of the Trust will not reflect the specific return an investor would realize if the investor actually held or purchased HYPE directly. The differences in performance may be due to factors such as fees, transaction costs, operating hours of the Exchange and Pricing Benchmark tracking risk. Investors will also forgo certain rights conferred by owning HYPE directly, such as the right to claim airdrops. See “Risk Factors — The inability to recognize the economic benefit of a “fork” or an “airdrop” could adversely impact an investment in the Trust”.

Pricing Benchmark tracking risk.

Although the Trust will attempt to structure its portfolio so that investments track the Pricing Benchmark, the Trust may not achieve the desired degree of correlation between its performance and that of the Pricing Benchmark and thus may not achieve its investment objective. The difference in performance may be due to factors such as fees, transaction costs, redemptions of, and subscriptions for, Shares, pricing differences or the cost to the Trust of complying with various new or existing regulatory requirements.

Liquidity risk.

The ability of the Trust or a HYPE Counterparty to buy or sell HYPE may be adversely affected by limited trading volume, lack of a market maker in the digital asset markets, or legal restrictions. It is also possible that a HYPE spot market or regulatory or governmental authority may suspend or restrict trading in HYPE altogether. Therefore, it may not always be possible to execute a buy or sell order at the desired price or to liquidate an open position due to market conditions on spot markets, regulatory issues affecting HYPE or other issues affecting counterparties. As of September 15, 2026, HYPE has a market capitalization of $19.68 billion and twenty-four hour trading volume of $143.5 million, compared to bitcoin and ether which had market capitalizations of $1.52 trillion and $292.2 billion respectively and twenty-four hour trading volumes of $30.34 billion and $15.94 billion, respectively. HYPE is a new asset with a very limited trading history. Therefore, the markets for HYPE may be less liquid and more volatile than other markets for more established products.

Shares of the Trust are intended to be listed and traded on the Exchange. There is no certainty that there will be liquidity available on the Exchange or that the market price will be in line with the NAV or the Principal Market NAV at any given time. There is also no guarantee that once the Shares of the Trust are listed or traded on the Exchange that they will remain so listed or traded.

If demand for Shares of the Trust exceeds the availability of HYPE from exchanges and the Trust is not able to secure additional supply, Shares of the Trust may trade at a premium to their underlying value. Investors who pay a premium risk losing such premium if demand for the Shares of the Trust abates or the Sponsor is able to source more HYPE. In such circumstances, Shares of the Trust could also trade at a discount.

Prior to their issuance, there was no public market for Shares of the Trust.

Counterparty risk.

The Sponsor, Trust, HYPE Counterparty, and Authorized Participants are subject to counterparty risk. A HYPE Counterparty may fail to deliver to the Trust’s accounts with the HYPE Custodians the amount of HYPE associated with a creation order, a HYPE Counterparty may fail to deliver to the Trust’s account at the Cash Custodian the amount of cash associated with a redemption order, or the Cash Custodian may fail to deliver to the Authorized Participants at settlement the cash proceeds from the sale of HYPE associated with a redemption order.

The value of the Shares may be influenced by a variety of factors unrelated to the value of HYPE.

The value of the Shares may be influenced by a variety of factors unrelated to the price of HYPE and the HYPE exchanges included in the Pricing Benchmark that may have an adverse effect on the price of the Shares. These factors include, but are not limited to, the following factors:

●	Unanticipated problems or issues with respect to the mechanics of the Trust’s operations and the trading of the Shares may arise, in particular due to the fact that the mechanisms and procedures governing the creation and offering of the Shares and storage of HYPE have been developed specifically for this product;

●	The Trust could experience difficulties in operating and maintaining its technical infrastructure, including in connection with expansions or updates to such infrastructure, which are likely to be complex and could lead to unanticipated delays, unforeseen expenses and security vulnerabilities;

●	The Trust could experience unforeseen issues relating to the performance and effectiveness of the security procedures used to protect the Trust’s accounts with the HYPE Custodians, or the security procedures may not protect against all errors, software flaws or other vulnerabilities in the Trust’s technical infrastructure, which could result in theft, loss or damage of its assets; or

●	Service providers may decide to terminate their relationships with the Trust due to concerns that the introduction of privacy enhancing features to the Hyperliquid Network may increase the potential for HYPE to be used to facilitate crime, exposing such service providers to potential reputational harm.

Any of these factors could affect the value of the Shares, either directly or indirectly through their effect on the Trust’s assets.

The Administrator is solely responsible for determining the value of the Trust’s HYPE, the Trust’s NAV and the Trust’s Principal Market NAV. The value of the Shares may experience an adverse effect in the event of any errors, discontinuance or changes in such valuation calculations.

The Administrator will determine the Trust’s NAV and the Trust’s Principal Market NAV. The Administrator’s determination is made utilizing data from the HYPE Custodians’ operations and the Pricing Benchmark (in the case of the NAV) and the principal market for HYPE as determined by the Trust (in the case of the Principal Market NAV). To the extent that the Trust’s NAV or the Principal Market NAV are incorrectly calculated, the Administrator may not be liable for any error and such misreporting of valuation data could adversely affect an investment in the Shares.

The Administrator determines the NAV of the Trust as of 4:00 p.m. ET on each Business Day as soon as practicable after that time and determines the Principal Market NAV as of 4:00 p.m. ET on the valuation date. If the Pricing Benchmark is not available, or if the Sponsor determines in good faith that the Pricing Benchmark does not reflect an accurate HYPE price, then the Administrator will determine NAV by reference to the Trust’s principal market. There are no predefined criteria to make a good faith assessment as to which of the rules the Sponsor will apply, and the Sponsor may make this determination in its sole discretion.

The Trust is subject to the risk that the Benchmark Provider may calculate the Pricing Benchmark in a manner that ultimately inaccurately reflects the price of HYPE. To the extent that the NAV, Principal Market NAV, the Pricing Benchmark, the Administrator’s or the Sponsor’s other valuation methodology are incorrectly calculated, neither the Sponsor, the Administrator, Benchmark Provider nor the Trustee will be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust. Moreover, the terms of the Trust Agreement do not prohibit the Sponsor from changing the Pricing Benchmark or other valuation method used to calculate the NAV and Principal Market NAV of the Trust. Any such change in the Pricing Benchmark or other valuation method could affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust.

HYPE Counterparties’ buying and selling activity associated with the creation and redemption of Baskets may adversely affect an investment in the Shares.

The purchase of HYPE in connection with Basket creation orders may cause the price of HYPE to increase, which will result in higher prices for the Shares. Increases in the HYPE prices may also occur as a result of HYPE purchases by other market participants who attempt to benefit from an increase in the market price of HYPE when Baskets are created. The market price of HYPE may therefore decline immediately after Baskets are created.

Selling activity associated with sales of HYPE in connection with redemption orders may decrease the HYPE prices, which will result in lower prices for the Shares. Decreases in HYPE prices may also occur as a result of selling activity by other market participants.

In addition to the effect that purchases and sales of HYPE as part of the creation and redemption process may have on the price of HYPE, sales and purchases of HYPE by similar investment vehicles (if developed) could impact the price of HYPE. If the price of HYPE declines, the trading price of the Shares will generally also decline.

The inability of HYPE Counterparties to hedge their HYPE exposure may adversely affect the liquidity of Shares and the value of an investment in the Shares.

Authorized Participants and market makers will generally want to hedge their exposure in connection with Basket creation and redemption orders. To the extent Authorized Participants and market makers are unable to hedge their exposure due to market conditions (e.g., insufficient HYPE liquidity in the market, inability to locate an appropriate hedge counterparty, etc.), such conditions may make it difficult for Authorized Participants to create or redeem Baskets (or cause them to not create or redeem Baskets). In addition, the hedging mechanisms employed by HYPE Counterparties to hedge their exposure to HYPE may not function as intended, which may make it more difficult for them to enter into such transactions. Such events could negatively impact the market price of Shares and the spread at which Shares trade on the open market. The liquidity of the market will depend on, among other things, the adoption of HYPE and the commercial and speculative interest in the market.

Arbitrage transactions intended to keep the price of Shares closely linked to the price of HYPE may be problematic if the process for the creation and redemption of Baskets encounters difficulties, which may adversely affect an investment in the Shares.

If the processes of creation and redemption of the Shares encounter any unanticipated difficulties, potential market participants who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying HYPE may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. If this is the case, the liquidity of Shares may decline and the price of the Shares may fluctuate independently of the price of HYPE and may fall.

The use of cash creations and redemptions, as opposed to in-kind creations and redemptions, may adversely affect the arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of HYPE and, as a result, the price of the Shares may fall or otherwise diverge from NAV.

Authorized Participants must be registered broker-dealers. Registered broker-dealers are subject to various requirements of the federal securities laws and rules, including financial responsibility rules such as the customer protection rule, the net capital rule and recordkeeping requirements. In May 2025, the staff of the SEC’s Division of Trading and Markets stated that broker-dealers are permitted to facilitate in-kind creations and redemptions in connection with spot digital asset exchange-traded products; however, there is as yet no definitive regulatory guidance on the specific details of how registered broker-dealers can comply with SEC rules with regard to transacting in or holding spot HYPE. Absent further regulatory clarity regarding whether and how registered broker-dealers can hold and deal in HYPE under applicable broker-dealer financial responsibility and other rules, there is a risk that registered broker-dealers participating in the in-kind creation or redemption of Shares for HYPE may be unable to demonstrate compliance with such rules. While compliance with rules such as the customer protection rule, the net capital rule and recordkeeping requirements are primarily the broker-dealer’s responsibility, a national securities exchange is required to enforce compliance by its member broker-dealers with applicable federal securities law and rules. Only certain Authorized Participants at present have the ability (either acting themselves or through their affiliates) to support in-kind creation and redemption activity.

Even with the SEC Staff’s recent statement clarifying that in-kind creations and redemptions are permitted, the Trust’s limited ability to facilitate in-kind creations and redemptions could result in the exchange-traded product arbitrage mechanism failing to function as efficiently as it otherwise would, leading to the potential for the Shares to trade at premiums or discounts to the NAV per Share, and such premiums or discounts could be substantial. Furthermore, if cash creations or redemptions are unavailable, either due to the Sponsor’s decision to reject or suspend such orders or otherwise, Authorized Participants will be limited in their ability to redeem or create Shares, in which case the arbitrage mechanism may not function as efficiently. This could result in impaired liquidity for the Shares, wider bid/ask spreads in secondary trading of the Shares and greater costs to investors and other market participants. In addition, the Trust’s limited ability to facilitate in-kind creations and redemptions, and resulting relative reliance on cash creations and redemptions, could cause the Sponsor to halt or suspend the creation or redemption of Shares during times of market volatility or turmoil, among other consequences. Further, there can be no assurance that broker-dealers would be willing to serve as Authorized Participants with respect to the in-kind creation and redemption of Shares. Any of these factors could adversely affect the performance of the Trust and the value of the Shares.

The use of cash creations and redemptions, as opposed to in-kind creations and redemptions, could cause delays in trade execution due to potential operational issues arising from implementing a cash creation and redemption model, which involves greater operational steps (and therefore execution risk) than the originally contemplated in-kind creation and redemption model. Such delays could cause the execution price associated with such trades to materially deviate from the Pricing Benchmark price used to determine the NAV. Even though the Authorized Participants are responsible for the dollar cost of such difference in prices, Authorized Participants could default on their obligations to the Trust, or such potential risks and costs could lead to Authorized Participants, who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying HYPE, to elect to not participate in the Trust’s Share creation and redemption processes. This may adversely affect the arbitrage mechanism intended to keep the price of the Shares closely linked to the price of HYPE, and as a result, the price of the Shares may fall or otherwise diverge from NAV. If the arbitrage mechanism is not effective, purchases or sales of Shares on the secondary market could occur at a premium or discount to NAV, which could harm Shareholders by causing them buy Shares at a price higher than the value of the underlying HYPE held by the Trust or sell Shares at a price lower than the value of the underlying HYPE held by the Trust, causing Shareholders to suffer losses.

To the knowledge of the Sponsor, exchange-traded products for spot-market commodities other than HYPE, such as gold and silver, generally employ in-kind creations and redemptions with the underlying asset. The Sponsor believes that it is generally more efficient, and therefore less costly, for spot commodity exchange-traded products to utilize in-kind orders rather than cash orders, because there are fewer steps in the process and therefore there is less operational risk involved when an authorized participant can manage the buying and selling of the underlying asset itself, rather than depend on an unaffiliated party such as the issuer or sponsor of the exchange-traded product. As such, a spot commodity exchange-traded product that only employs cash creations and redemptions and does not permit in-kind creations and redemptions is a novel product that has not been tested, and could be impacted by any resulting operational inefficiencies.

If the process of creation and redemption of Baskets encounters any unanticipated difficulties, the possibility for arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of HYPE may not exist and, as a result, the price of the Shares may fall or otherwise diverge from NAV.

If the processes of creation and redemption of Shares (which depend on timely transfers of HYPE to and by the HYPE Custodians) encounter any unanticipated difficulties due to, for example, the price volatility of HYPE, the insolvency, business failure or interruption, default, failure to perform, security breach, or other problems affecting the HYPE Custodians, any operational issues that may arise from creating and redeeming Shares via cash transactions, the closing of HYPE trading platforms due to fraud, failures, security breaches or otherwise, or network outages or congestion, spikes in transaction fees demanded by validators, or other problems or disruptions affecting the Hyperliquid Network, then potential market participants, such as the Authorized Participants and their customers, who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying HYPE may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. In certain such cases, the Sponsor may suspend the process of creation and redemption of Baskets. During such times, trading spreads, and the resulting premium or discount, on Shares may widen. Alternatively, in the case of a network outage or other problems affecting the Hyperliquid Network, the processing of transactions on the Hyperliquid Network may be disrupted, which in turn could affect the creation or redemption of Baskets. If this is the case, the liquidity of the Shares may decline and the price of the Shares may fluctuate independently of the price of HYPE and may fall or otherwise diverge from NAV. Furthermore, in the event that the market for HYPE should become relatively illiquid and thereby materially restrict opportunities for arbitraging by delivering HYPE in return for Baskets, the price of Shares may diverge from the value of HYPE.

Security threats and cyber-attacks could result in the halting of Trust operations and a loss of Trust assets or damage to the reputation of the Trust, each of which could result in a reduction in the price of the Shares.

Security breaches, cyber-attacks, computer malware and computer hacking attacks have been a prevalent concern in relation to digital assets. Thefts of digital assets, including HYPE, from other holders of digital assets have occurred in the past.

Because of the decentralized process for transferring HYPE, thefts can be difficult to trace, which may make HYPE a particularly attractive target for theft. Cyber security failures or breaches of one or more of the Trust’s service providers (including but not limited to, the Benchmark Provider, the Transfer Agent, the Administrator, or the HYPE Custodians) have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs.

The Trust and its service providers’ use of internet, technology and information systems (including mobile devices and cloud-based service offerings) may expose the Trust to potential risks linked to cybersecurity breaches of those technological or information systems. Security breaches, computer malware, ransomware and computer hacking attacks have been a prevalent concern in relation to digital assets. The Sponsor believes that the Trust’s HYPE held in the Trust’s accounts with the HYPE Custodians will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal the Trust’s HYPE or private keys and will only become more appealing as the Trust’s assets grow. To the extent that the Trust, the Sponsor or the HYPE Custodians are unable to identify and mitigate or stop new security threats or otherwise adapt to technological changes in the digital asset industry, the Trust’s HYPE may be subject to theft, loss, destruction or other attack.

The Sponsor has evaluated the security procedures in place for safeguarding the Trust’s HYPE. Nevertheless, the security procedures cannot guarantee the prevention of any loss due to a security breach, software defect or act of God that may be borne by the Trust. Access to the Trust’s HYPE could be restricted by natural events (such as an earthquake or flood) or human actions (such as a terrorist attack).

The security procedures and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee of the Sponsor, the HYPE Custodians, or otherwise, and, as a result, an unauthorized party may obtain access to the Trust’s accounts with the HYPE Custodians, the private keys (and therefore HYPE) or other data of the Trust. Additionally, outside parties may attempt to fraudulently induce employees of the Sponsor, the HYPE Custodians, or the Trust’s other service providers to disclose sensitive information in order to gain access to the Trust’s infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, the Sponsor and the HYPE Custodians may be unable to anticipate these techniques or implement adequate preventative measures.

An actual or perceived breach of one of the Trust’s accounts with the HYPE Custodians could harm the Trust’s operations, result in partial or total loss of the Trust’s assets, damage the Trust’s reputation and negatively affect the market perception of the effectiveness of the Trust, all of which could in turn reduce demand for the Shares, resulting in a reduction in the price of the Shares. The Trust may also cease operations, the occurrence of which could similarly result in a reduction in the price of the Shares.

While the Sponsor has established business continuity plans and systems that it believes are reasonably designed to prevent cyber attacks, there are inherent limitations in such plans and systems including the possibility that certain risks have not been, or cannot be, identified. Service providers may have limited indemnification obligations to the Trust, which could be negatively impacted as a result.

If the Trust’s holdings of HYPE are lost, stolen or destroyed under circumstances rendering a party liable to the Trust, the responsible party may not have the financial resources, including insurance coverage, sufficient to satisfy the Trust’s claim. For example, as to a particular event of loss, the only source of recovery for the Trust may be limited to the relevant custodian or, to the extent identifiable, other responsible third parties (for example, a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of the Trust. Similarly, as noted below, the HYPE Custodians have extraordinarily limited liability to the Trust, which may adversely affect the Trust’s ability to seek recovery from them, even when they are at fault.

It may not be possible, either because of a lack of available policies or because of prohibitive cost, for the Trust to obtain insurance that would cover losses of the Trust’s HYPE. If an uninsured loss occurs or a loss exceeds policy limits, the Trust could lose all of its assets.

The HYPE Custodians could become insolvent.

The Trust’s assets will be held in one or more accounts maintained for the Trust by the HYPE Custodians or at other custodian banks which may be located in other jurisdictions. The HYPE Custodians are not depository institutions as they are not insured by the FDIC. The insolvency of the HYPE Custodians or of any broker, custodian bank or clearing corporation used by the HYPE Custodians, may result in the loss of all or a substantial portion of the Trust’s assets or in a significant delay in the Trust having access to those assets. Additionally, custody of digital assets presents inherent and unique risks relating to access loss, theft and means of recourse in such scenarios.

The Trust may change the custodial arrangements described in this Annual Report on Form 10-K at any time without prior notice to Shareholders.

The Trust is subject to risks due to its concentration of investments in a single asset.

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

The lack of active trading markets for the Shares may result in losses on Shareholders’ investments at the time of disposition of Shares.

Although Shares of the Trust are expected to be publicly listed and traded on an exchange, there can be no guarantee that an active trading market for the Shares will develop or be maintained. If Shareholders need to sell their Shares at a time when no active market for them exists, the price Shareholders receive for their Shares, assuming that Shareholders are able to sell them, may be lower than the price that Shareholders would receive if an active market did exist and, accordingly, a Shareholder may suffer losses.

Several factors may affect the Trust’s ability to achieve its investment objective on a consistent basis.

There can be no assurance that the Trust will achieve its investment objective. Prospective investors should read this entire Prospectus and consult with their own advisers before subscribing for Shares. Factors that may affect the Trust’s ability to meet its investment objective include: (1) The Trust’s, a HYPE Counterparty’s or an Authorized Participant’s ability to purchase and sell or transfer and receive HYPE in an efficient manner to effectuate creation and redemption orders; (2) transaction fees associated with the Hyperliquid Network; (3) the HYPE market becoming illiquid or disrupted; (4) the need to conform the Trust’s portfolio holdings to comply with investment restrictions or policies or regulatory or tax law requirements; (5) early or unanticipated closings of the markets on which HYPE trades, resulting in the inability of Authorized Participants to execute intended portfolio transactions; and (6) accounting standards.

The amount of HYPE represented by the Shares is expected to decline over time.

The amount of HYPE represented by the Shares will continue to be reduced during the life of the Trust due to the transfer of the Trust’s HYPE to pay for the Sponsor Fee and other liabilities.

Each outstanding Share represents a fractional, undivided interest in the HYPE held by the Trust. The Trust does not generate any income and transfers HYPE to pay for the Sponsor Fee and other liabilities. Therefore, the amount of HYPE represented by each Share will gradually decline over time. This is also true with respect to Shares that are issued in exchange for additional HYPE over time, as the amount of HYPE required to create Shares proportionally reflects the amount of HYPE represented by the Shares outstanding at the time of such Basket being created. Assuming a constant HYPE price, the trading price of the Shares is expected to gradually decline relative to the price of HYPE as the amount of HYPE represented by the Shares gradually declines.

Shareholders should be aware that the gradual decline in the amount of HYPE represented by the Shares will occur regardless of whether the trading price of the Shares rises or falls in response to changes in the price of HYPE.

The development and commercialization of the Trust is subject to competitive pressures.

The Trust and the Sponsor face competition with respect to the creation of competing products, such as exchange-traded products offering exposure to the spot HYPE market or other digital assets. If the SEC were to approve many or all of the currently pending applications for such exchange-traded HYPE products, many or all of such products, including the Trust, could fail to acquire substantial assets, initially or at all.

The Sponsor’s competitors may have greater financial, technical and human resources than the Sponsor. Smaller or early-stage companies may also prove to be effective competitors, particularly through collaborative arrangements with large and established companies. The Trust’s competitors may also charge a substantially lower fee than the Sponsor Fee in order to achieve initial market acceptance and scale. Accordingly, the Sponsor’s competitors may commercialize a competing product more rapidly or effectively than the Sponsor is able to, which could adversely affect the Sponsor’s competitive position, and the likelihood that the Trust will achieve initial market acceptance, and could have a detrimental effect on the scale and sustainability of the Trust and the Sponsor’s ability to generate meaningful revenues from the Trust.

If the Trust fails to achieve sufficient scale due to competition, the Sponsor may have difficulty raising sufficient revenue to cover the costs associated with launching and maintaining the Trust, and such shortfalls could impact the Sponsor’s ability to properly invest in robust ongoing operations and controls of the Trust to minimize the risk of operating events, errors, or other forms of losses to the Shareholders. In addition, the Trust may also fail to attract adequate liquidity in the secondary market due to such competition, resulting in a sub-standard number of Authorized Participants willing to make a market in the Shares, which in turn could result in a significant premium or discount in the Shares for extended periods and the Trust’s failure to track the performance of the price of HYPE. There can be no assurance that the Trust will grow to or maintain an economically viable size. There is no guarantee that the Sponsor will maintain a commercial advantage relative to competitors offering similar products. Whether or not the Trust and the Sponsor are successful in achieving the intended scale for the Trust may be impacted by a range of factors, such as the Trust’s timing in entering the market and its fee structure relative to those of competitive products.

A loss of confidence in or breach of the HYPE Custodians may adversely affect the Trust and the value of an investment in the Shares.

Custody and security services for the Trust’s HYPE are provided by the HYPE Custodians, although the Trust may retain one or more additional HYPE custodians at a later date. HYPE held by the Trust may be custodied or secured in different ways (for example, a portion of the Trust’s HYPE holdings may be custodied by the HYPE Custodians and another portion by another third-party custodian). Over time, the Trust may change the custody or security arrangement for all or a portion of its holdings. The Sponsor will decide the appropriate custody and arrangements based on, among other factors, the availability of experienced HYPE custodians and the Trust’s ability to securely safeguard its HYPE.

The Sponsor expects that the HYPE Custodians will custody most or all of the Trust’s HYPE holdings. A loss of confidence in or breach of one of the HYPE Custodians may adversely affect the Trust and the value of an investment in the Shares.

The Sponsor may need to find and appoint a replacement custodian quickly, which could pose a challenge to the safekeeping of the Trust’s HYPE.

The Sponsor could decide to replace any of the HYPE Custodians as custodians of the Trust’s HYPE. Transferring maintenance responsibilities of the Trust’s accounts with the HYPE Custodians to another party will likely be complex and could subject the Trust’s HYPE to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Trust’s assets.

The Sponsor may not be able to find a party willing to serve as a HYPE Custodian under the same terms as the current Custodial Services Agreements. To the extent that Sponsor is not able to find a suitable party willing to serve as a HYPE Custodian, as applicable, the Sponsor may be required to terminate the Trust and liquidate the Trust’s HYPE. In addition, to the extent that the Sponsor finds a suitable party but must enter into a modified custodial services agreement that costs more, the value of the Shares could be adversely affected.

Lack of recourse.

The HYPE Custodians have limited liability, impairing the ability of the Trust to recover losses relating to its HYPE and any recovery may be limited, even in the event of fraud. In addition, the HYPE Custodians may not be liable for any delay in performance of any of their custodial obligations by reason of any cause beyond their reasonable control, including force majeure events, war or terrorism, and may not be liable for any system failure or third-party penetration of its systems. As a result, the recourse of the Trust to the HYPE Custodians may be limited.

Under the Anchorage Custody Agreement, except for Anchorage’s bad acts, confidentiality obligations under the Anchorage Custody Agreement, indemnification obligations under Anchorage Custody Agreement, or obligations with respect to rights to or limits on use under the Anchorage Custody Agreement, Anchorage is not liable for any losses, whether in contract, tort or otherwise, for any amount in excess of fees paid by the Trust in the twelve (12) months prior to when the liability arises. Moreover, Anchorage is not liable for (i) losses which arise from its compliance with applicable laws, including sanctions laws administered by OFAC; or (ii) special, indirect or consequential damages, or lost profits or loss of business arising in connection with the Anchorage Custody Agreement. In addition, Anchorage is not liable for any losses which arise as a result of the non-return of digital assets that the Trust has delegated to Anchorage or a third party for on-chain services, such as staking, voting, vesting, and signaling, unless such losses occur as a result of Anchorage’s fraud or intentional misconduct.

In addition, Anchorage shall not be liable for the failure to perform or any delay in the performance of its obligations under the Anchorage Custody Agreement to the extent such failure or delay is caused by or results from a circumstance beyond its reasonable control and that could not have been prevented or avoided by the exercise of due diligence, as long as the fact of the occurrence of such event is duly proven or is reasonably provable, including, but not limited to natural catastrophes, fire, explosions, pandemic or local epidemic, war or other action by a state actor, public power outages, civil unrests and conflicts, labor strikes or extreme shortages, acts of terrorism or espionage, Domain Name System server issues outside Anchorage’s direct control, technology attacks (e.g., DoS, DDoS, MitM), cyber-attack or malfunction on the blockchain network or protocol, or governmental action rendering performance illegal or impossible. Anchorage shall not be held liable by the Trust for such non-performance or delay.

Under the BitGo Custody Agreement, BitGo and its affiliates, including their officers, directors, agents, and employees, are not liable for any lost profits, special, incidental, indirect, intangible, or consequential damages resulting from authorized or unauthorized use of the Trust or Sponsor’s site or services. This includes damages arising from any contract, tort, negligence, strict liability, or other legal grounds, even if BitGo was previously advised of, knew, or should have known about the possibility of such damages. However, this exclusion of liability does not extend to cases of BitGo’s fraud, willful misconduct, or gross negligence. In situations of gross negligence, BitGo’s liability is specifically limited to the value of the digital assets or fiat currency that were affected by the negligence. Additionally, the total liability of BitGo for direct damages is capped at the fees paid or payable to them under the BitGo Custody Agreement during the twelve-month period immediately preceding the first incident that caused the liability.

In addition, BitGo shall not be liable for delays, suspension of operations, whether temporary or permanent, failure in performance, or interruption of service which results directly or indirectly from any cause or condition beyond the reasonable control of BitGo, including, but not limited to, any delay or failure due to an act of God, natural disasters, act of civil or military authorities, act of terrorists, including, but not limited to, cyber-related terrorist acts, hacking, government restrictions, exchange or market rulings, civil disturbance, war, strike or other labor dispute, fire, interruption in telecommunications or Internet services or network provider services, failure of equipment and/or software, other catastrophe or any other occurrence which is beyond the reasonable control of BitGo.

Under the Trust Agreement, the Trustee and the Sponsor will not be liable for any liability or expense incurred absent gross negligence or willful misconduct on the part of the Trustee or the Sponsor or breach by the Sponsor of the Trust Agreement, as the case may be. As a result, the recourse of the Trust or the Shareholder to Trustee or the Sponsor may be limited.

The Benchmark Provider has limited liability relating to the use of the Pricing Benchmark, impairing the ability of the Trust to recover losses relating to its use of the Pricing Benchmark. The Benchmark Provider does not guarantee the accuracy, completeness, or performance of the Pricing Benchmark or the data included therein and shall have no liability in connection with the Pricing Benchmark calculation, errors, omissions or interruptions of the Pricing Benchmark or any data included therein. The Pricing Benchmark could be calculated now or in the future in a way that adversely affects an investment in the Trust.

The value of the Shares will be adversely affected if the Trust is required to indemnify the Sponsor, the Trustee, the Administrator, the Transfer Agent, the HYPE Custodians.

Each of the Sponsor, the Trustee, the Administrator, the Transfer Agent, and the HYPE Custodians has a right to be indemnified by the Trust for certain liabilities or expenses that it incurs without gross negligence, bad faith or willful misconduct on its part. Therefore, the Sponsor, the Trustee, the Administrator, the Transfer Agent, or the HYPE Custodians may require that the assets of the Trust be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the HYPE holdings of the Trust and the value of the Shares.

Intellectual property rights claims may adversely affect the Trust and the value of the Shares.

The Sponsor is not aware of any intellectual property rights claims that may prevent the Trust from operating and holding HYPE. However, third parties may assert intellectual property rights claims relating to the operation of the Trust and the mechanics instituted for the investment in, holding of and transfer of HYPE. Regardless of the merit of an intellectual property or other legal action, any legal expenses to defend or payments to settle such claims would be extraordinary expenses that would be borne by the Trust through the sale or transfer of its HYPE and any threatened action that reduces confidence in long-term viability or the ability of end-users to hold and transfer HYPE may adversely affect the value of the Shares. Additionally, a meritorious intellectual property rights claim could prevent the Trust from operating and force the Sponsor to terminate the Trust and liquidate its HYPE. As a result, an intellectual property rights claim against the Trust could adversely affect the value of the Shares.

Shareholders may be adversely affected by the amendment of the Trust Agreement without shareholder consent.

Subject to certain exceptions set forth in the Trust Agreement, the Trust Agreement can be amended by the Sponsor in its sole discretion and without the shareholders’ consent by making an amendment, an agreement supplemental to the Trust Agreement, or an amended and restated trust agreement, which amendments may materially adversely affect the interests of the Shareholders.

Potential conflicts of interest may arise among the Sponsor or its affiliates and the Trust. The Sponsor and its affiliates have no fiduciary duties to the Trust and its shareholders other than as provided in the Trust Agreement, which may permit them to favor their own interests to the detriment of the Trust and its shareholders.

The Sponsor will manage the affairs of the Trust. Conflicts of interest may arise among the Sponsor and its affiliates, on the one hand, and the Trust and its shareholders, on the other hand. As a result of these conflicts, the Sponsor may favor its own interests and the interests of its affiliates over the Trust and its shareholders. These potential conflicts include, among others, the following:

●	The Sponsor has no fiduciary duties to, and is allowed to take into account the interests of parties other than, the Trust and its shareholders in resolving conflicts of interest, provided the Sponsor does not act in bad faith;

●	The Trust has agreed to indemnify the Sponsor and its affiliates pursuant to the Trust Agreement;

●	The Sponsor is responsible for allocating its own limited resources among different clients and potential future business ventures, to each of which it owes fiduciary duties;

●	The Sponsor and its staff also service affiliates of the Sponsor, including several other digital asset investment vehicles, and their respective clients and cannot devote all of its, or their, respective time or resources to the management of the affairs of the Trust;

●	The Sponsor, its affiliates and their respective officers and employees are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with the Trust; and

●	Affiliates of the Sponsor may have substantial direct investments in HYPE that they are permitted to manage taking into account their own interests without regard to the interests of the Trust or its shareholders, and any increases, decreases or other changes in such investments could affect the value of the Shares.

By purchasing the Shares, shareholders agree and consent to the provisions set forth in the Trust Agreement.

Further, the Sponsor may have a conflict with respect to any future transactions that may be entered into with either the Sponsor’s ultimate parent company, FalconX, a leading institutional digital asset prime brokerage, or with any other affiliate of FalconX.

The Sponsor’s receipt of a portion of staking rewards may create conflicts of interest.

The Trust will pay a portion of the staking rewards generated by the Trust’s Staking Activities after deduction of the Staking Provider Consideration to the Sponsor and the Trust will retain the remainder. This arrangement creates a financial incentive for the Sponsor to maximize the amount of HYPE staked by the Trust, as higher levels of staked HYPE would generally result in greater staking rewards to the Sponsor. In addition, compensation arrangements between the Sponsor and the Staking Services Providers may incentivize the Sponsor to increase the percentage of HYPE staked by the trust. However, the Sponsor’s interest in maximizing staking rewards may conflict with the Trust’s need to maintain sufficient liquid HYPE to meet redemption requests and other operational requirements. If the Sponsor directs the Trust to stake excessive amounts of HYPE relative to the Trust’s liquidity needs, the Trust could become unable to timely meet redemption requests in amounts that are greater than the portion of the Trust’s HYPE that remains unstaked, leading to temporary delays in settlement and, in extreme scenarios, the temporary unavailability of the Trust’s redemption program.

While the Trust’s staking policies are designed to balance expected yield against potential risks and is based on various factors including historical redemption patterns and liquidity analysis, the Sponsor has sole discretion in determining the amount of HYPE to stake. Shareholders have no ability to influence or override the Sponsor’s determinations regarding staking levels. The Sponsor’s financial interest in staking rewards may cause it to prioritize staking income over maintaining adequate liquidity reserves, particularly during periods when staking yields are attractive relative to the costs and risks of maintaining liquid HYPE reserves.

Any inability to meet redemption requests in a timely manner due to excessive staking could harm Authorized Participants’ ability to effectively arbitrage the Trust’s Shares, potentially causing the Shares to trade at significant premiums or discounts to NAV. This could result in Shareholders being unable to exit their positions at fair value or being forced to accept delays in redemption processing, either of which could cause substantial losses to Shareholders.

Unforeseeable risks.

HYPE has gained commercial acceptance only within recent years and, as a result, there is little data on its long-term investment potential. Additionally, due to the rapidly evolving nature of the HYPE market, including advancements in the underlying technology or advancements in competing technologies, changes to HYPE may expose investors in the Trust to additional risks which are impossible to predict.

Risks Associated with the Pricing Benchmark and Pricing Benchmark Pricing

The Pricing Benchmark has a limited history.

The Pricing Benchmark was developed by the Benchmark Provider and has a limited performance history. The Pricing Benchmark was first introduced on March 26, 2026 and the Pricing Benchmark has only featured its current roster of Constituent Exchanges since March 26, 2026. A longer history of actual performance through various economic and market conditions would provide greater and more reliable information for an investor to assess the Pricing Benchmark’s performance. The Benchmark Provider has substantial discretion at any time to change the methodology used to calculate the Pricing Benchmark, including the spot markets that contribute prices to the Trust’s NAV. The Benchmark Provider does not have any obligation to take the needs of the Trust, the Trust’s Shareholders, or anyone else into consideration in connection with such changes. There is no guarantee that the methodology currently used in calculating the Pricing Benchmark will appropriately track the price of HYPE in the future. The Benchmark Provider has no obligation to take the needs of the Trust or the Shareholders into consideration in determining, composing, or calculating the Pricing Benchmark.

Pricing sources used by the Pricing Benchmark are qualifying digital asset spot markets that facilitate the buying and selling of HYPE and other digital assets. Although many pricing sources refer to themselves as “exchanges,” they are not registered with, or supervised by, the SEC or CFTC and do not meet the regulatory standards of a national securities exchange or designated contract market. For these reasons, among others, purchases and sales of HYPE may be subject to temporary distortions or other disruptions due to various factors, including the lack of liquidity in the markets and government regulation and intervention. These circumstances could affect the price of HYPE used in Pricing Benchmark calculations and, therefore, could adversely affect the HYPE price as reflected by the Pricing Benchmark.

The Pricing Benchmark is based on various inputs which include price data from various third-party HYPE spot markets. The Benchmark Provider does not guarantee the validity of any of these inputs, which may be subject to technological error, manipulative activity, or fraudulent reporting from their initial source.

Right to change the Pricing Benchmark.

The Sponsor, in its sole discretion, may cause the Trust to track (or price its portfolio based upon) a pricing benchmark or standard other than the Pricing Benchmark at any time, with prior notice to the Shareholders, if investment conditions change or the Sponsor believes that another pricing benchmark or standard better aligns with the Trust’s investment objective and strategy. The Sponsor may make this decision for a number of reasons, including, but not limited to the following:

●	Third parties may be able to purchase and sell HYPE on public or private markets not included among the Constituent Exchanges, and such transactions may take place at prices materially higher or lower than the Pricing Benchmark price.

●	There may be variances in the prices of HYPE on the various Constituent Exchanges, including as a result of differences in fee structures or administrative procedures on different Constituent Exchanges.

●	The prices on each Constituent Exchange or pricing source may not be equal to the value of HYPE as represented by the Pricing Benchmark.

●	To the extent the Pricing Benchmark price differs materially from the actual prices available on a Constituent Exchange, or the global market price of HYPE, the price of the Shares may no longer track, whether temporarily or over time, the global market price of HYPE, which could adversely affect an investment in the Trust by reducing investors’ confidence in the Shares’ ability to track the market price of HYPE.

●	To the extent market prices differ materially from the Pricing Benchmark price, investors may lose confidence in the Shares’ ability to track the market price of HYPE, which could adversely affect the value of the Shares.

The Sponsor, however, is under no obligation whatsoever to make such changes in any circumstance.

Risks related to pricing.

As set forth under “NAV Determinations” below, the Trust’s portfolio will be priced, including for purposes of determining the NAV, based upon the Pricing Benchmark. The price of HYPE in U.S. Dollars or in other currencies available from other data sources may not be equal to the prices used to calculate the NAV.

The NAV or the Principal Market NAV of the Trust will change as fluctuations occur in the market price of the Trust’s HYPE holdings as reflected in the Pricing Benchmark. Shareholders should be aware that the public trading price per Share may be different from the NAV and the Principal Market NAV for a number of reasons, including price volatility, trading activity, the closing of HYPE trading platforms due to fraud, failure, security breaches or otherwise, and the fact that supply and demand forces at work in the secondary trading market for Shares are related, but not identical, to the supply and demand forces influencing the market price of HYPE.

An Authorized Participant may be able to create or redeem a Basket at a discount or a premium to the public trading price per Share and the Trust will therefore maintain its intended fractional exposure to a specific amount of HYPE per Share.

Shareholders also should note that the size of the Trust in terms of total HYPE held may change substantially over time and as Baskets are created and redeemed.

In the event that the value of the Trust’s HYPE holdings or HYPE holdings per Share is incorrectly calculated, neither the Sponsor nor the Administrator will be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares.

Regulatory Risk

HYPE’s status as being offered or sold as a “security” under U.S. federal securities laws remains unsettled.

The SEC has asserted its belief that a number of digital assets are properly classified as “securities” under U.S. federal securities laws in a number of complaints against the issuers of such assets, or against platforms trading or transacting in such assets. Courts have agreed that such assets may have been offered or sold in transactions that constituted securities, or have agreed that the SEC has a plausible case that such assets may have been offered or sold in transactions that constituted securities. In future litigation, other courts might disagree with the assessment that these or other digital assets, such as HYPE, are offered or sold as securities depending on the characteristics of the transaction. To the extent that a court were to find that the Trust had engaged in unregistered sales of securities, the Trust would be subject to penalties, disgorgement and other sanctions, which would significantly negatively impact the Trust and the value of the Shares.

In accordance with the Sponsor’s internal policies and procedures, the Sponsor engaged in a review process to determine whether HYPE has been offered or sold as a security and based off the review it has determined it has not. The Sponsor has reviewed publicly available materials relating to HYPE and Hyperliquid Labs. Among other things, the Sponsor has reviewed publicly available materials relating to the circumstances around the creation of HYPE, the market and technological needs that the Hyperliquid Network was intended to address, the Hyperliquid Network’s role in enabling blockchain interoperability and cross-blockchain communications, the Hyperliquid Network’s consensus mechanism and the Hyperliquid Labs’ marketing and delivery of the product to initial customers. Based on the Sponsor’s review of these materials, the Sponsor believes there is a reasonable basis to conclude that at this time offers and sales of HYPE would not constitute offers and sales of a “security” as that term is defined under Section 2(a)(1) of the Securities Act. This determination is a risk-based judgement by the Sponsor that is attendant with legal risk as it is possible regulatory agencies or courts could disagree with this determination.

If HYPE is determined to be offered or sold as a security by a federal court or transactions in HYPE are determined to be securities transactions by a federal court, the Trust could be considered an unregistered “investment company” under the 1940 Act, which could necessitate the Trust’s liquidation. In this case, the Trust and the Sponsor may be deemed to have participated in an illegal offering of investment company securities and there is no guarantee that the Sponsor will be able to register the Trust under the 1940 Act at such time or take such other actions as may be necessary to ensure the Trust’s activities comply with applicable law, which could force the Sponsor to liquidate the Trust.

It may also become more difficult for HYPE to be traded, cleared and custodied as compared to other digital assets that are not considered to be offered or sold as securities, which could in turn negatively affect the liquidity and general acceptance of HYPE and cause users to migrate to other digital assets. Further, if any other digital asset with widespread markets is determined to be offered or sold as a “security” under federal or state securities laws by the SEC or any other agency, or in a proceeding in a court of law or otherwise, it may have material adverse consequences for HYPE as a digital asset due to negative publicity or a decline in the general acceptance of digital assets. In addition, digital asset trading platforms that feature digital assets that are determined to be offered or sold as securities may face penalties or be required to shut down if they do not have the licenses required to facilitate electronic markets in securities, which could result in a reduction of the liquidity of HYPE markets. As such, any determination that HYPE or any other digital asset is offered or sold as a security under federal or state securities laws may adversely affect the price of HYPE and, as a result, the value of the Shares.

To the extent that HYPE is deemed to fall within the definition of being offered or sold as a security under U.S. federal securities laws, the Trust and the Sponsor may be subject to additional requirements under the 1940 Act and the Advisers Act. The Sponsor or the Trust may be required to register as an investment adviser under the Advisers Act. Such additional registration may result in extraordinary, recurring and/or non-recurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor and/or the Trust determines not to comply with such additional regulatory and registration requirements, the Sponsor may terminate the Trust. Any such termination could result in the liquidation of the Trust’s HYPE at a time that is disadvantageous to Shareholders.

There is a lack of consensus regarding the regulation of digital assets, including HYPE.

Regulation of digital assets continues to evolve across different jurisdictions worldwide, which may cause uncertainty and insecurity as to the legal and tax status of a given digital asset. As HYPE and digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, OCC, CFTC, FINRA, the Consumer Financial Protection Bureau, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, state financial institution regulators, and others) have been examining the operations of digital asset networks, digital asset users and the digital asset spot market. Many of these state and federal agencies have brought enforcement actions and issued advisories and rules relating to digital asset markets. Ongoing and future regulatory actions with respect to digital assets generally or any single digital asset in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares and/or the ability of the Trust to continue to operate.

For example, certain events in 2022, including among others the bankruptcy filings of FTX and its subsidiaries, Three Arrows Capital, Celsius Network, Voyager Digital, Genesis, BlockFi and others, and other developments in the digital asset markets, have resulted in calls for heightened scrutiny and regulation of the digital asset industry, with a specific focus on intermediaries such as digital asset exchanges, platforms, and custodians. Federal and state legislatures and regulatory agencies may introduce and enact new laws and regulations to regulate digital asset intermediaries, such as digital asset exchanges and custodians. The March 2023 collapses of Silicon Valley Bank, Silvergate Bank, and Signature Bank, which in some cases provided services to the digital assets industry, or similar future events, may amplify and/or accelerate these trends. In January 2023, the federal banking agencies issued a joint statement on digital-asset risks to banking organizations following events which exposed vulnerabilities in the digital-asset sector, including the risk of fraud and scams, legal uncertainties, significant volatility, and contagion risk. Although banking organizations are not prohibited from digital-asset related activities, the agencies have expressed significant safety and soundness concerns with business models that are concentrated in digital-asset related activities or have concentrated exposures to the digital-asset sector.

U.S. federal and state regulators have issued reports and releases concerning digital assets, including HYPE and digital asset markets. Further, in 2023 the House of Representatives formed two new subcommittees: the Digital Assets, Financial Technology and Inclusion Subcommittee and the Commodity Markets, Digital Assets, and Rural Development Subcommittee, each of which were formed in part to analyze issues concerning digital assets and demonstrate a legislative intent to develop and consider the adoption of federal legislation designed to address the perceived need for regulation of and concerns surrounding the digital asset industry. However, the extent and content of any forthcoming laws and regulations are not yet ascertainable with certainty, and it may not be ascertainable in the near future. It is difficult to predict how these and other related events will affect us or the digital asset business.

It is not possible to predict whether Congress will grant additional authorities to the SEC or to other regulators, what the nature of such additional authorities might be, how they might impact the ability of digital asset markets to function or how any new regulations that may flow from such authorities might impact the value of digital assets generally and HYPE held by the Trust more specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on the Trust and the Shares.

FinCEN requires any administrator or exchanger of convertible digital assets to register with FinCEN as a money transmitter and comply with the anti-money laundering regulations applicable to money transmitters. In 2015, FinCEN assessed a $700,000 fine against a sponsor of a digital asset for violating several requirements of the BSA by acting as a money services business and selling the digital asset without registering with FinCEN, and by failing to implement and maintain an adequate anti-money laundering program. In a March 2018 letter from FinCEN’s assistant secretary for legislative affairs to U.S. Senator Ron Wyden, the assistant secretary indicated that under current law both the developers and the exchanges involved in the sale of tokens in an initial coin offering may be required to register with FinCEN as money transmitters and comply with the anti-money laundering regulations applicable to money transmitters.

OFAC has added digital asset addresses to the list of Specially Designated Nationals whose assets are blocked, and with whom U.S. persons are generally prohibited from dealing. Such actions by OFAC, or by similar organizations in other jurisdictions, may introduce uncertainty in the market as to whether HYPE that has been associated with such addresses in the past can be easily sold. This “tainted” HYPE may trade at a substantial discount to untainted HYPE. Reduced fungibility in the HYPE markets may reduce the liquidity of HYPE and therefore adversely affect their price.

In February 2020, then-U.S. Treasury Secretary Steven Mnuchin stated that digital assets were a “crucial area” on which the U.S. Treasury Department has spent significant time. Secretary Mnuchin announced that the U.S. Treasury Department is preparing significant new regulations governing digital asset activities to address concerns regarding the potential use for facilitating money laundering and other illicit activities. In December 2020, FinCEN, a bureau within the U.S. Treasury Department, proposed a rule that would require financial institutions to submit reports, keep records, and verify the identity of customers for certain transactions to or from so-called “unhosted” wallets, also commonly referred to as self-hosted wallets. In January 2021, U.S. Treasury Secretary nominee Janet Yellen stated her belief that regulators should “look closely at how to encourage the use of digital assets for legitimate activities while curtailing their use for malign and illegal activities.”

In February 2022, Representative Warren Davidson introduced the “Keep Your Coins Act,” which is intended “[t]o prohibit Federal agencies from restricting the use of convertible virtual currency by a person to purchase goods or services for the person’s own use, and for other purposes.”

In March 2022, Senators Elizabeth Warren, Jack Reed, Mark Warner, and Jon Tester introduced the Digital Asset Sanctions Compliance Enhancement Act in an attempt to ensure blacklisted Russian individuals and businesses do not use digital assets to evade economic sanctions.

In January 2025, President Trump issued an executive order titled “Executive Order on Strengthening American Leadership in Digital Financial Technology” that outlined the administration’s commitment to strengthening U.S. leadership in the digital asset space and established an inter-agency working group for artificial intelligence and digital assets that is tasked with proposing a regulatory framework governing the issuance and operation of digital assets, including stablecoins, in the United States.

In March 2022, Representative Stephen Lynch, along with co-sponsors Jesús G. García, Rashida Tlaib, Ayanna Pressley, and Alma Adams, introduced H.R. 7231, the Electronic Currency and Secure Hardware Act, which would direct the Secretary of the U.S. Treasury Department (not the Federal Reserve) to develop and issue a digital analogue to the U.S. dollar, or “e-cash,” which is intended to “replicate and preserve the privacy, anonymity-respecting, and minimal transactional data-generating properties of physical currency instruments such as coins and notes to the greatest extent technically and practically possible,” all without requiring a bank account. E-cash would be legal tender, payable to the bearer and functionally identical to physical U.S. coins and notes, “capable of instantaneous, final, direct, peer-to-peer, offline transactions using secured hardware devices that do not involve or require subsequent or final settlement on or via a common or distributed ledger, or any other additional approval or validation by the United States Government or any other third party payments processing intermediary,” including fully anonymous transactions, and “interoperable with all existing financial institutions and payment systems and generally accepted payments standards and network protocols, as well as other public payments programs.”

In April 2022, Senator Pat Toomey released a draft of his Stablecoin Transparency of Reserves and Uniform Safe Transactions Act, or Stablecoin TRUST Act. The draft bill contemplates a “payment stablecoin,” which is convertible directly to fiat currency by the issuer. Only an insured depository institution, a money transmitting business (authorized by its respective state authority) or a new “national limited payment stablecoin issuer” would be eligible to issue payment stablecoins. Additionally, payment stablecoins would be exempt from the federal securities requirements, including the Securities Act, the Exchange Act, and the 1940 Act.

In June 2022, Senators Kirsten Gillibrand and Cynthia Lummis introduced the “Responsible Financial Innovation Act,” which was drafted to “create a complete regulatory framework for digital assets that encourages responsible financial innovation, flexibility, transparency and robust consumer protections while integrating digital assets into existing law.” Importantly, the legislation would assign regulatory authority over digital asset spot markets to the CFTC and codify that digital assets that meet the definition of a commodity, such as bitcoin and ether, would be regulated by the CFTC.

In 2023, Congress continued to consider several stand-alone digital asset bills, including a formal process to determine when digital assets will be treated as either securities to be regulated by the SEC or commodities under the purview of the CFTC, what type of federal/state regulatory regime will exist for payment stablecoins and how the BSA will apply to digital asset providers. The Financial Innovation and Technology for the 21st Century Act (“FIT21”) advanced through the United States House of Representatives in a vote along bipartisan lines.

FIT21 would require the SEC and the CFTC to jointly issue rules or guidance that would outline their process in delisting a digital asset that they deem inconsistent with the CEA, federal securities laws and FIT21. The bill, in part, would also provide a certification process for blockchains to be recognized as decentralized, which would allow the SEC to challenge claims made by token issuers about meeting the outlined standards.

Legislative efforts have also focused on setting criteria for stablecoin issuers and what rules will govern redeemability and collateral. The Clarity for Payment Stablecoins Act of 2023, as introduced by House Finance Committee Chair Patrick McHenry (the “McHenry Bill”), would make it unlawful for any entity other than a permitted payment stablecoin issuer to issue a payment stablecoin. The McHenry Bill would establish bank-like regulation and supervision for federal qualified nonbank payment stablecoin issuers. These requirements include capital, liquidity and risk management requirements, application of the BSA and the Gramm-Leach-Bliley Act’s customer privacy requirements, certain activities limits, and broad supervision and enforcement authority. The McHenry Bill would grant state regulators primary supervision, examination and enforcement authority over state stablecoin issuers, leaving the Federal Reserve Board with secondary, backup enforcement authority for “exigent” circumstances. The McHenry Bill would also amend the Investment Advisers Act of 1940, as amended (the “Advisers Act”), the 1940 Act, the Securities Act, the Exchange Act and the Securities Investor Protection Act of 1970 to specify that payment stablecoins are not securities for purposes of those federal securities laws. In February 2025, Sen. Bill Hagerty introduced the Guiding and Establishing National Innovation for U.S. Stablecoins of 2025 Act – the GENIUS Act – cosponsored by Senate Banking Chair Tim Scott and Sens. Kirsten Gillibrand and Cynthia Lummis, which would establish a U.S. regulatory framework for payment stablecoins. The GENIUS Act was passed by the U.S. Senate in June 2025 and by the U.S. House of Representatives in July 2025. It was signed into law by President Trump in July 2025. Like the McHenry Bill, the GENIUS Act provides for a regulatory framework where payment stablecoin issuers may be either a subsidiary of an insured bank, an uninsured depository institution or trust bank, or a nonbank, and primarily regulated at either the federal or state level. It also provides for stablecoin reserve requirements and require bank-like regulation for both bank and nonbank stablecoin issuers.

Several other bills have advanced through Congress to curb digital assets as a payment gateway for illicit activity and money laundering. The “Blockchain Regulatory Clarity Act” would provide clarity to the regulatory classification of digital assets, providing market certainty for innovators and clear jurisdictional boundaries for regulators by affirming that blockchain developers and other related service providers that do not custody customer funds are not money transmitters. The “Financial Technology Protection Act,” another bipartisan measure, would set up an independent Financial Technology Working Group to combat terrorism and illicit financing in digital assets. The “Blockchain Regulatory Certainty Act” aims to protect certain blockchain platforms from being designated as money-services businesses. Both acts advanced through the House with bipartisan support.

In a similar effort to prevent money laundering and stop digital-asset facilitated crime and sanctions violations, bipartisan legislation was introduced to require DeFi services to meet the same anti-money laundering and economic sanctions compliance obligations as other financial companies. DeFi generally refers to applications that facilitate peer-to-peer financial transactions that are recorded on blockchains. By design, DeFi provides anonymity, which can allow malicious and criminal actors to evade traditional financial regulatory tools. Noting that transparency and sensible rules are vital for protecting the financial system from crime, the “Crypto-Asset National Security Enhancement and Enforcement (‘CANSEE’) Act” was introduced. The CANSEE Act would end special treatment for DeFi by applying the same national security laws that apply to banks and securities brokers, casinos and pawn shops, and other digital asset companies like centralized trading platforms. DeFi services would be forced to meet basic obligations, most notably to maintain anti-money laundering programs, conduct due diligence on their customers, and report suspicious transactions to FinCEN.

Under regulations from the New York State Department of Financial Services (“NYDFS”), businesses involved in digital asset business activity for third parties in or involving New York, excluding merchants and consumers, must apply for a license, commonly known as a BitLicense, from the NYDFS and must comply with anti-money laundering, cybersecurity, consumer protection, and financial and reporting requirements, among others. As an alternative to a BitLicense, a firm can apply for a charter to become a limited purpose trust company under New York law qualified to engage in digital asset business activity. Other states have considered or approved digital asset business activity statutes or rules, passing, for example, regulations or guidance indicating that certain digital asset business activities constitute money transmission requiring licensure.

The inconsistency in applying money transmitting licensure requirements to certain businesses may make it more difficult for these businesses to provide services, which may affect consumer adoption of HYPE and its price. In an attempt to address these issues, the Uniform Law Commission passed a model law in July 2017, the Uniform Regulation of Virtual Currency Businesses Act, which has many similarities to the BitLicense and features a multistate reciprocity licensure feature, wherein a business licensed in one state could apply for accelerated licensure procedures in other states. It is still unclear, however, how many states, if any, will adopt some or all of the model legislation.

The transparency of blockchains has in the past facilitated investigations by law enforcement agencies. However, certain privacy-enhancing features have been or are expected to be introduced to a number of digital asset networks, and these features may provide law enforcement agencies with less visibility into transaction histories. Although no regulatory action has been taken to treat privacy-enhancing digital assets differently, this may change in the future.

In addition, a determination that HYPE is offered or sold as a security under U.S. or foreign law could adversely affect an investment in the Trust.

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the 1940 Act or commodity pools under the CEA.

The 1940 Act establishes a comprehensive federal regulatory framework for investment companies. Regulation of investment companies under the 1940 Act is designed to, among other things: prevent insiders from managing the companies to their benefit and to the detriment of public investors; prevent the inequitable or discriminate issuance of investment company securities and prevent the use of unsound or misleading methods of computing asset values. For example, registered investment companies subject to the 1940 Act must have a board of directors, a certain minimum percentage of whom must be independent (generally, at least a majority). Further, after an initial two-year period, such registered investment companies’ advisory and sub-advisory contracts must be annually reapproved by a majority of (1) the entire board of directors and (2) the independent directors. Additionally, such registered investment companies are subject to prohibitions and restrictions on transactions with their affiliates and required to maintain fund assets with special types of custodians (generally, banks or broker-dealers). Moreover, such registered investment companies are subject to significant limits on the use of leverage, as well as limits on the form of capital structure and the types of securities a registered fund can issue.

The Trust is not registered as an investment company under the 1940 Act, and the Sponsor believes that the Trust is not permitted or required to register under such act. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies.

The Trust will not hold or trade in commodity interests regulated by the CEA, as administered by the CFTC. Furthermore, the Sponsor believes that the Trust is not a commodity pool for purposes of the CEA, and that neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the operation of the Trust. Consequently, Shareholders will not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools.

Future and current laws and regulations by a United States or foreign government or quasi-governmental agencies could have an adverse effect on an investment in the Trust.

The regulation of HYPE and related products and services continues to evolve, may take many different forms and will, therefore, impact HYPE and its usage in a variety of manners. The inconsistent, unpredictable, and sometimes conflicting regulatory landscape may make it more difficult for HYPE businesses to provide services, which may impede the growth of the HYPE economy and have an adverse effect on consumer adoption of HYPE. There is a possibility of future regulatory change altering, perhaps to a material extent, the nature of an investment in the Trust or the ability of the Trust to continue to operate. Additionally, changes to current regulatory determinations that HYPE is not offered or sold as a security, changes to regulations surrounding HYPE digital asset futures or derivatives or other related products, or actions by a United States or foreign government or quasi-governmental agencies exerting regulatory authority over HYPE, the Hyperliquid Network, HYPE trading, or related activities impacting other parts of the digital asset market, may adversely impact HYPE and therefore may have an adverse effect on the value of your investment in the Trust.

A number of jurisdictions worldwide have adopted prohibitions or restrictions on activity relating to digital assets which could negatively affect HYPE prices or demand.

The legal status of HYPE and other digital assets varies substantially from country to country. In many countries, the legal status of HYPE is still undefined or changing. Some countries have deemed the usage of certain digital assets illegal. Other countries have banned digital assets or securities or derivatives in respect to them (including for certain categories of investors), banned the local banks from working with digital assets or have restricted digital assets in other ways. For example, HYPE and other digital assets currently face an uncertain regulatory landscape in many foreign jurisdictions, such as the European Union, China, the United Kingdom, Australia, Russia, Israel, Poland, India and Canada. In some countries, such as the United States, different government agencies define digital assets differently, leading to further regulatory conflict and uncertainty.

In addition, cybersecurity attacks by state actors, particularly for the purpose of evading international economic sanctions, are likely to attract additional regulatory scrutiny to the acquisition, ownership, sale and use of digital assets, including HYPE. The effect of any existing regulation or future regulatory change on the Trust or HYPE is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Shares.

The CFTC may have regulatory jurisdiction over HYPE derivative markets, if these were to develop in the U.S. If the CFTC determines that HYPE is a “commodity” under the CEA and the rules thereunder, it may have jurisdiction to prosecute fraud and market manipulation in the cash, or spot, market for HYPE. The CFTC may pursue enforcement actions relating to fraud and market manipulation involving HYPE and HYPE markets. Beyond instances of fraud or manipulation, the CFTC generally would not oversee cash or spot market exchanges or transactions involving HYPE that do not use collateral, leverage, or financing.

Various foreign jurisdictions have adopted, and may continue to adopt in the near future, laws, regulations or directives that affect HYPE, particularly with respect to HYPE spot markets, trading venues and service providers that fall within such jurisdictions’ regulatory scope. Countries may, in the future, explicitly restrict, outlaw or curtail the acquisition, use, trade or redemption of HYPE. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of HYPE by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the HYPE economy in these jurisdictions as well as in the United States and elsewhere, or otherwise negatively affect the value of HYPE, and, in turn, the value of the Shares.

Any change in regulation in any particular jurisdiction may impact the supply and demand of that specific jurisdiction and other jurisdictions due to the global network of exchanges for HYPE, as well as composite prices used to calculate the underlying value of the Trust’s HYPE, as such data sources span multiple jurisdictions.

Future legal or regulatory developments may negatively affect the value of HYPE or require the Trust or the Sponsor to become registered with the SEC or CFTC, which may cause the Trust to incur unforeseen expenses or liquidate.

Current and future legislation, SEC and CFTC rulemaking, and other regulatory developments may impact the manner in which HYPE are treated for classification and clearing purposes. In particular, although HYPE is currently understood to be a commodity when transacted on a spot basis, HYPE itself in the future might be classified by the CFTC as a “commodity interest” under the CEA, subjecting all transactions in HYPE to full CFTC regulatory jurisdiction. Alternatively, in the future HYPE might be classified by the SEC or one or more federal courts as being offered or sold as a “security” under U.S. federal securities laws. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Trust. In particular, the Trust may be required to rapidly unwind its entire position in HYPE at potentially unfavorable prices and potentially terminate, in the event that transactions of HYPE were determined to fall under the definition of being offered or sold as securities under U.S. securities laws. If the Sponsor decides to terminate the Trust in response to the changed regulatory circumstances, the Trust may be dissolved or liquidated at a time that is disadvantageous to Shareholders. As of the date of this report, the Sponsor is not aware of any rules that have been proposed to regulate HYPE as a commodity interest or as being offered or sold as a security.

To the extent that HYPE is determined to be offered or sold as a security, the Trust and the Sponsor may also be subject to additional regulatory requirements, including under the 1940 Act, and the Sponsor may be required to register as an investment adviser under the Advisers Act. If the Sponsor determines not to comply with such additional regulatory and registration requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust’s HYPE at a time that is disadvantageous to Shareholders. Alternatively, compliance with these requirements could result in additional expenses to the Trust or significantly limit the ability of the Trust to pursue its investment objective.

To the extent that HYPE is deemed to fall within the definition of a “commodity interest” under the CEA, the Trust and the Sponsor may be subject to additional regulation under the CEA and CFTC regulations. The Sponsor may be required to register as a commodity pool operator or commodity trading advisor with the CFTC and become a member of the National Futures Association and may be subject to additional regulatory requirements with respect to the Trust, including disclosure and reporting requirements. These additional requirements may result in extraordinary, recurring and/or nonrecurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor and/or the Trust determines not to comply with such additional regulatory and registration requirements, the Sponsor may terminate the Trust. Any such termination could result in the liquidation of the Trust’s HYPE at a time that is disadvantageous to Shareholders.

The SEC has recently proposed rule changes amending and redesignating rule 206(4)-2 under the Advisers Act (the “Custody Rule”). The proposed “Safeguarding Rule” would amend the definition of a “qualified custodian” under the Custody Rule and expand the scope of the Custody Rule to cover all digital assets, including HYPE, and related advisory activities. If enacted as proposed, these rule changes would likely impose additional regulatory requirements with respect to the custody and storage of digital assets, including HYPE. The Sponsor is studying the impact that such amendments may have on the Trust and its arrangements with the HYPE Custodians. It is possible that such amendments, if adopted, could prevent the HYPE Custodians from serving as service providers to the Trust, or require potentially significant modifications to existing arrangements, which could cause the Trust to bear potentially significant increased costs. If the Sponsor is unable to make such modifications or appoint successor service providers to fill the roles that the HYPE Custodians currently play, the Trust’s operations (including in relation to creations and redemptions of Baskets and the holding of HYPE) could be negatively affected, the Trust could dissolve (including at a time that is potentially disadvantageous to Shareholders), and the value of the Shares or an investment in the Trust could be affected. Further, the proposed amendments could have a severe negative impact on the price of HYPE and therefore the value of the Shares if enacted, by, among other things, making it more difficult for investors to gain access to HYPE, or causing certain holders of HYPE to sell their holdings.

If regulatory changes or interpretations of an Authorized Participant’s, the Trust’s or the Sponsor’s activities require the regulation of an Authorized Participant, the Trust or the Sponsor as a money service business under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act or as a money transmitter or digital asset business under state regimes for the licensing of such businesses, an Authorized Participant, the Trust or the Sponsor may be required to register and comply with such regulations, which could result in extraordinary, recurring and/or nonrecurring expenses to the Authorized Participants, Trust or Sponsor or increased commissions for the Authorized Participants’ clients, thereby reducing the liquidity of the Shares.

To the extent that the activities of any Authorized Participant, the Trust or the Sponsor cause it to be deemed a “money services business” under the regulations promulgated by FinCEN under the authority of the BSA, such Authorized Participant, the Trust or the Sponsor may be required to comply with FinCEN regulations, including those that would mandate such Authorized Participant to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records. Similarly, the activities of an Authorized Participant, the Trust or the Sponsor may require it to be licensed as a money transmitter or as a digital asset business, such as under NYDFS’ BitLicense regulation.

Such additional regulatory obligations may cause an Authorized Participant, the Trust or the Sponsor to incur extraordinary expenses. If an Authorized Participant, the Trust or the Sponsor decide to seek the required licenses, there is no guarantee that they will receive them in a timely manner. In addition, to the extent an Authorized Participant, the Trust, or the Sponsor is found to have operated without appropriate state or federal licenses, it may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which could harm the reputation of an Authorized Participant, the Trust or the Sponsor and affect the value of the Shares. Furthermore, an Authorized Participant, the Trust, or the Sponsor may not be able to acquire necessary state licenses or be capable of complying with certain federal or state regulatory obligations applicable to money services businesses, money transmitters, and businesses engaged in digital asset activity in a timely manner. An Authorized Participant may also instead decide to terminate its role as an Authorized Participant of the Trust, or the Sponsor may decide to terminate the Trust. Termination by an Authorized Participant may decrease the liquidity of the Shares, which may adversely affect the value of the Shares, and any termination of the Trust in response to the changed regulatory circumstances may be at a time that is disadvantageous to the Shareholders.

Tax Risk

The ongoing activities of the Trust may generate tax liabilities for Shareholders.

As described below under “United States Federal Income Tax Consequences—Taxation of U.S. Shareholders,” it is expected that each Shareholder will include in the computation of their taxable income their proportionate share of the taxable income and expenses of the Trust, including gains and losses realized in connection with the use or sale of HYPE to pay Trust expenses or facilitate redemption transactions, as well as any amounts received in connection with staking, as applicable. Although the Trust anticipates making quarterly distributions to Shareholders, any tax liability that a Shareholder incurs as a result of holding Shares would need to be satisfied from some other source of funds in the event that quarterly distributions are insufficient to cover such tax liability. If a Shareholder sells Shares in order to raise funds to satisfy such a tax liability, the sale itself may generate additional taxable gain or loss.

The tax treatment of HYPE and transactions involving HYPE for United States federal income tax purposes may change.

Under current IRS guidance, HYPE is treated as property, not as currency, for U.S. federal income tax purposes and transactions involving payment in HYPE in return for goods and services are treated as barter exchanges. Such exchanges result in capital gain or loss measured by the difference between the price at which HYPE is exchanged and the taxpayer’s basis in HYPE. However, because HYPE is a new technological innovation, because IRS guidance has taken the form of administrative pronouncements that may be modified without prior notice and comment, and because there is as yet little case law on the subject, the U.S. federal income tax treatment of an investment in HYPE or in transactions relating to investments in HYPE may change from that described in this Annual Report on Form 10-K, possibly with retroactive effect. Any such change in the U.S. federal income tax treatment of HYPE may have a negative effect on prices of HYPE and may adversely affect the value of the Shares. In this regard, the IRS has indicated that it has made it a priority to issue additional guidance related to the taxation of digital asset transactions, such as transactions involving HYPE. In addition, the IRS and U.S. Treasury Department have promulgated final Treasury regulations regarding the tax information reporting rules for digital asset transactions. While the U.S. Treasury Department and the IRS have started to issue such additional guidance, whether any future guidance will adversely affect the U.S. federal income tax treatment of an investment in HYPE or in transactions relating to investments in HYPE is unknown. Moreover, future developments that may arise with respect to digital assets may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes.

Investors should consult their personal tax advisors before making any decision to purchase the Shares of the Trust. Additionally, the tax considerations contained herein are in summary form and may not be used as the sole basis for the decision to invest in the Shares from a tax perspective, since the individual situation of each investor must also be taken into account. Accordingly, the considerations regarding taxation contained herein do not constitute any sort of material information or tax advice nor are they in any way to be construed as a representation or warranty with respect to specific tax consequences.

The tax treatment of HYPE and transactions involving HYPE for state and local tax purposes is not settled.

Because HYPE is a new technological innovation, the tax treatment of HYPE for state and local tax purposes, including without limitation state and local income and sales and use taxes, is not settled. It is uncertain what guidance, if any, on the treatment of HYPE for state and local tax purposes may be issued in the future. A state or local government authority’s treatment of HYPE may have negative consequences, including the imposition of a greater tax burden on investors in HYPE or the imposition of a greater cost on the acquisition and disposition of HYPE generally. Moreover, it cannot be ruled out that the tax treatment by tax authorities and courts could be interpreted differently or could be subject to changes in the future. Any such treatment may have a negative effect on prices of HYPE and may adversely affect the value of the Shares.

The taxation of HYPE and associated companies can vary significantly by jurisdiction and is subject to risk of significant revision. Such revision, or the application of new tax schemes or taxation in additional jurisdictions, may adversely impact the Trust’s performance. Before making a decision to invest in the Trust, investors should consult their local tax advisor on taxation.

A hard “fork” of the Hyperliquid Network blockchain could result in Shareholders incurring a tax liability.

The Trust intends to disclaim any digital assets created by a fork of the Hyperliquid Network blockchain. Although in certain circumstances the Sponsor may claim or receive new digital assets created by such a fork and use good faith efforts to make those digital assets (or at the Sponsor’s discretion, the proceeds thereof) available to Shareholders as of the record date of the fork, there can be no assurance that the Sponsor will do so. Therefore, if a fork of the Hyperliquid Network results in holders of HYPE receiving a new digital asset of value, the Trust and the Shareholders may not participate in that value.

If a hard fork occurs in the Hyperliquid Network and the Trust claims the new forked asset, the Trust could hold both the original HYPE and the new “forked” asset. Under current IRS guidance, a hard fork resulting in the receipt of new units of a digital asset is a taxable event giving rise to ordinary income equal to the value of the new digital asset. The Trust Agreement will require that, if such a transaction occurs, the Trust will as soon as possible direct the HYPE Custodians to distribute the new forked asset in-kind to the Sponsor, as agent for the Shareholders, and the Sponsor will arrange to sell the new forked asset and for the proceeds to be distributed to the Shareholders. Such a sale will give rise to gain or loss, for U.S. federal income tax purposes, if the amount realized on the sale differs from the value of the new forked asset at the time it was received by the Trust. A hard fork may therefore give rise to additional tax liabilities for Shareholders.

HYPE staking may result in adverse tax consequences for Shareholders.

To the extent the Sponsor determines to stake a portion of the Trust’s HYPE, the staking of the Trust’s HYPE is expected to result in the Trust’s receipt of amounts received in connection with staking in the form of additional HYPE. Any such rewards are expected to be treated as ordinary income for U.S. federal income tax purposes. Thus, the Trust’s receipt of rewards derived from HYPE staking activities could result in beneficial owners of Shares incurring tax liability which may not correspond in amount or timing with a distribution from the Trust. Additionally, the Trust’s receipt of amounts received in connection with staking could have implications for investors sensitive to unrelated business taxable income, U.S. withholding taxes or taxable income effectively connected with a U.S. trade or business. The U.S. federal income tax treatment of staking may change from that described in this Annual Report on Form 10-K, possibly with retroactive effect.

The treatment of staking in a grantor trust for U.S. federal income tax purposes is still developing.

As a grantor trust, the Trust can undertake only certain types of activities. For example, generally, the Trust cannot vary its investment portfolio to take advantage of market fluctuations. The Trust may receive income from investment activities that do not require such decision-making. On November 10, 2025, the U.S. Treasury Department and IRS issued guidance providing a safe harbor for certain staking activities with an investment trust treated as a grantor trust for U.S. federal income tax purposes. The requirements under the safe harbor and under existing law are subject to interpretation. If the Trust were viewed as undertaking the types of activities that would not be allowable for U.S. federal income tax purposes, then the Trust could lose its income tax status as a grantor trust, and the Trust could be reclassified as a partnership. If the Trust were reclassified as a partnership, a more complex reporting regime would apply, and Shareholders would receive a Schedule K-1. If the Trust were reclassified as a partnership but did not satisfy a safe harbor or exception to the publicly traded partnership rules, it could be reclassified as a corporation, which would subject the Trust to corporate level tax, and the Shareholder’s return on investment would likely be affected.

The intended tax treatment of the Trust will limit the flexibility of the Trust’s investment decisions.

The Trust is intended to be a grantor trust for U.S. federal income tax purposes. A grantor trust is not permitted to vary the investment portfolio of the Shareholders to take advantage of market fluctuations. Thus, the Sponsor may allow the Trust to hold when an actively managed fund would sell. The Sponsor may distribute proceeds when an actively managed fund would reinvest the proceeds. In addition, a fund treated as a grantor trust may not participate in trading or lending activity without raising a risk of change in status. This means that the returns of the Trust may be less than those of a successfully actively managed fund.

Other Risks

The Sponsor is leanly staffed and relies heavily on key personnel to manage its activities.

The Sponsor is leanly staffed and relies heavily on key personnel to manage its activities. These key personnel intend to allocate their time managing the Trust in a manner that they deem appropriate. If such key personnel were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of the Sponsor.

The Exchange on which the Shares are listed may halt trading in the Trust’s Shares, which would adversely impact a Shareholder’s ability to sell Shares.

The Trust’s Shares are listed for trading on the Exchange under the market symbol “THYP.” Trading in Shares may be halted due to market conditions or, in light of the Exchange rules and procedures, for reasons that, in the view of the Exchange, make trading in Shares inadvisable. In addition, trading is subject to trading halts or pauses caused by extraordinary market volatility pursuant to “circuit breaker” rules and/or “limit up/limit down” rules that require trading to be halted or paused for a specified period based on a specified market decline. Additionally, there can be no assurance that the requirements necessary to maintain the listing of the Trust’s Shares will continue to be met or will remain unchanged.

The liquidity of the Shares may also be affected by the withdrawal from participation of Authorized Participants, which could adversely affect the market price of the Shares.

In the event that one or more Authorized Participants or market makers that have substantial interests in the Trust’s Shares withdraw or “step away” from participation in the purchase (creation) or sale (redemption) of the Trust’s Shares, the liquidity of the Shares will likely decrease, which could adversely affect the market price of the Shares and result in Shareholders incurring a loss on their investment.

The market infrastructure of the HYPE spot market could result in the absence of active Authorized Participants able to support the trading activity of the Trust, which would affect the liquidity of the Shares in the secondary market and make it difficult to dispose of Shares.

HYPE is extremely volatile, and concerns exist about the stability, reliability and robustness of many spot markets where HYPE trades. In a highly volatile market, or if one or more spot markets supporting the HYPE market faces an issue, it could be extremely challenging for any Authorized Participants to provide continuous liquidity in the Shares. There can be no guarantee that the Sponsor will be able to find an Authorized Participant to actively and continuously support the Trust.

Shareholders that are not Authorized Participants may only purchase or sell their Shares in secondary trading markets, and the conditions associated with trading in secondary markets may adversely affect Shareholders’ investment in the Shares.

Only Authorized Participants may create or redeem Baskets. All other Shareholders that desire to purchase or sell Shares must do so through the Exchange or in other markets, if any, in which the Shares may be traded. Shares may trade at a premium or discount to the NAV per Share or the Principal Market NAV per Share.

The Sponsor relies heavily on key personnel. The departure of any such key personnel could negatively impact the Trust’s operations and adversely impact an investment in the Trust.

The Sponsor relies heavily on key personnel to manage its activities. These key personnel intend to allocate their time managing the Trust in a manner that they deem appropriate. If such key personnel were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of the Sponsor.

Shareholders have no right or power to take part in the management of the Trust. Accordingly, no investor should purchase Shares unless such investor is willing to entrust all aspects of the management of the Trust to the Trustee and the Sponsor.

In addition, certain personnel performing services on behalf of the Sponsor will be shared with the respective affiliates of the Sponsor, including with respect to execution, Trust operations and legal, regulatory and tax oversight. Such individuals will devote a small percentage of their time to those activities.

Additionally, there can be no assurance that all of the personnel who provide services to the Trust will continue to be associated with the Trust for any length of time. The loss of the services of one or more such individuals could have an adverse impact on the Trust’s ability to realize its investment objective.

The Trust is new, and if it is not profitable, the Trust may terminate and liquidate at a time that is disadvantageous to Shareholders.

The Trust is new. If the Trust does not attract sufficient assets to remain open (such as, for example, where the current and anticipated total assets of the Trust relative to the current and anticipated total expenses of the Trust would make continued operation of the Trust impracticable), then the Trust could be terminated and liquidated at the direction of the Sponsor (or required to do so because it is delisted by the Exchange). Termination and liquidation of the Trust could occur at a time that is disadvantageous to Shareholders. When the Trust’s assets are sold as part of the Trust’s liquidation, the resulting proceeds distributed to Shareholders may be less than those that may be realized in a sale outside of a liquidation context.

Shareholders do not have the rights enjoyed by investors in certain other vehicles and may be adversely affected by a lack of statutory rights and by limited voting and distribution rights.

The Shares have limited voting and distribution rights. For example, Shareholders do not have the right to elect directors, the Trust may enact splits or reverse splits without Shareholder approval, and the Trust is not required to pay regular distributions, although the Trust may pay distributions at the discretion of the Sponsor.

The exclusive jurisdiction for certain types of actions and proceedings and waiver of trial by jury clauses set forth in the Trust Agreement may have the effect of limiting a Shareholder’s rights to bring legal action against the Trust and could limit a purchaser’s ability to obtain a favorable judicial forum for disputes with the Trust.

The Trust Agreement provides that the courts of the state of Delaware and any federal courts located in Wilmington, Delaware will be the exclusive jurisdiction for any claims, suits, actions or proceedings. However, pursuant to the Trust Agreement, this shall not apply to causes of actions for violations of U.S. federal or state securities laws. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

By purchasing Shares in the Trust, Shareholders waive certain claims that the courts of the state of Delaware and any federal courts located in Wilmington, Delaware are inconvenient venues or are otherwise inappropriate. As such, Shareholders could be required to litigate a matter relating to the Trust in a Delaware court, even if that court may otherwise be inconvenient for such Shareholders.

The Trust Agreement also waives the right to trial by jury in any such claim, suit, action or proceeding, provided that causes of actions for violations of the Exchange Act or the Securities Act will not be governed by the waiver of the right to trial by jury provision of the Trust Agreement. If a lawsuit is brought against the Trust, it may be heard only by a judge or justice of the applicable trial court, which would be conducted according to different civil procedures and may result in different outcomes than a trial by jury would have, including results that could be less favorable to the plaintiffs in any such action. By purchasing Shares in the Trust, Shareholders waive a right to a trial by jury which may limit a Shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Trust.

The Trust Agreement includes a provision restricting Shareholders’ right to bring a derivative action.

Under Section 7.4 of the Trust Agreement, Shareholders’ statutory right under Delaware law to bring a derivative action (i.e., to initiate a lawsuit in the name of the Trust in order to assert a claim belonging to the Trust against a fiduciary of the Trust or against a third-party when the Trust’s management has refused to do so) is restricted. Under Delaware law, a shareholder may bring a derivative action if the shareholder is a shareholder at the time the action is brought and either (i) was a shareholder at the time of the transaction at issue or (ii) acquired the status of shareholder by operation of law or the Trust’s governing instrument from a person who was a shareholder at the time of the transaction at issue. Additionally, Section 3816(e) of the Delaware Statutory Trust Act specifically provides that a “beneficial owner’s right to bring a derivative action may be subject to such additional standards and restrictions, if any, as are set forth in the governing instrument of the statutory trust, including, without limitation, the requirement that beneficial owners owning a specified beneficial interest in the statutory trust join in the bringing of the derivative action.” In addition to the requirements of applicable law and in accordance with Section 3816(e) of the Delaware Statutory Trust Act, the Trust Agreement provides that no Shareholder will have the right, power or authority to bring or maintain a derivative action, suit or other proceeding on behalf of the Trust unless two or more Shareholders who are eligible to bring such derivative action under the Delaware Trust Statute and who (i) are not “Affiliates” (as defined in the Trust Agreement and below) of one another and (ii) collectively hold at least 10% of the outstanding Shares join in the bringing or maintaining of such action, suit or other proceeding. “Affiliate” means (i) any Person directly or indirectly owning, controlling or holding with power to vote 10% or more of the outstanding voting securities of such Person, (ii) any Person 10% or more of whose outstanding voting securities are directly or indirectly owned, controlled or held with power to vote by such Person, (iii) any Person, directly or indirectly, controlling, controlled by or under common control of such Person, (iv) any employee, officer, director, member, manager or partner of such Person, or (v) if such Person is an employee, officer, director, member, manager or partner, any Person for which such Person acts in any such capacity; and “Person” means any natural person and any partnership, limited liability company, statutory trust, corporation, association, or other legal entity.

In addition to the 10% ownership threshold described above, the Trust Agreement imposes the following further procedural conditions on any Shareholder seeking to bring a derivative action on behalf of the Trust: (1) prior to bringing any such action, two or more non-affiliated Shareholders collectively holding at least 10% of the outstanding Shares must first make a pre-suit demand upon the Sponsor to bring the subject action, unless an effort to cause the Sponsor to bring such an action is not likely to succeed (a demand shall only be deemed not likely to succeed, and therefore excused, if the Sponsor has a personal financial interest in the transaction at issue, and the Sponsor shall not be deemed interested in a transaction or otherwise disqualified from ruling on the merits of a Shareholder demand by virtue of the fact that the Sponsor receives remuneration for his or her service as Sponsor of the Trust or as a trustee or director of one or more trusts that are under common management with or otherwise affiliated with the Trust); and (2) unless a demand is excused pursuant to clause (1) of this paragraph, the Sponsor must be afforded a reasonable amount of time to consider such Shareholder request and to investigate the basis of such claim and the Sponsor shall be entitled to retain counsel or other advisors in considering the merits of the request, and the Sponsor shall require an undertaking by the Shareholders making such request to reimburse the Trust for the expense of any such advisor in the event the Sponsor determines not to take action. Any decision by the Sponsor to bring, maintain, or compromise (or not to bring, maintain, or compromise) any such court action, proceeding or claim, or to submit the matter to a vote of Shareholders, shall be made by the Sponsor in good faith and shall be binding upon the Shareholders. In addition to claims that must be brought derivatively under applicable law, the Trust Agreement requires that any claim affecting all Shareholders of the Trust proportionately, based on their number of Shares of the Trust, must also be brought as a derivative claim subject to these conditions, regardless of whether such claim involves a violation of a Shareholder’s rights under the Trust Agreement or any other alleged violation of contractual or individual rights that might otherwise give rise to a direct claim (and regardless, in each case, of whether such claims sound in tort, fraud or otherwise, or are based on common law, statutory, equitable, legal or other grounds).

These provisions apply to any derivative actions brought in the name of the Trust other than derivative claims brought under the federal U.S. securities laws and the rules and regulations thereunder. The enforceability of Section 7.04’s derivative action threshold and procedural requirements under applicable federal or state law has not been definitively established. The 10% ownership threshold and procedural requirements represent contractual restrictions on derivative actions authorized by Section 3816(e) of the Delaware Statutory Trust Act, which expressly permits trust instruments to modify or restrict the rights of beneficial owners to bring derivative actions. However, the application of such a threshold in the context of a registered exchange-traded product has not been comprehensively addressed by the courts. Accordingly, it is possible that a court could decline to enforce the Trust’s 10% threshold and procedural requirements.

A Shareholder wishing to bring a derivative action on behalf of the Trust must satisfy both the 10% ownership threshold and the pre-suit demand process described above before commencing any such action, suit or other proceeding, further limiting the ability of a Shareholder to seek redress in the name of the Trust. Due to these additional requirements, a Shareholder attempting to bring or maintain a derivative action in the name of the Trust will be required to locate other Shareholders with which it is not affiliated and that have sufficient Shares to meet the 10% threshold based on the number of Shares outstanding on the date the claim is brought and thereafter throughout the duration of the action, suit or proceeding. Shareholders wishing to satisfy this ownership threshold would need to identify and coordinate with other Shareholders of the Trust. Because the Trust’s Shares are held in book-entry form through the Depository Trust Company (“DTC”) and beneficial ownership information is not publicly available, individual investors may face substantial difficulty in locating other Shareholders. There is no mechanism established by the Trust to facilitate such shareholder coordination, and the Trust is not required to assist Shareholders in identifying one another. Accordingly, even Shareholders who believe they have a legitimate derivative claim may, as a practical matter, be unable to satisfy the 10% threshold and bring an action. Even if successful, this may be difficult and may result in increased costs to a Shareholder attempting to seek redress in the name of the Trust in court.

Moreover, if Shareholders bringing a derivative action, suit or proceeding pursuant to this provision of the Trust Agreement do not hold 10% of the outstanding Shares on the date such an action, suit or proceeding is brought, or such Shareholders are unable to maintain Share ownership meeting the 10% threshold throughout the duration of the action, suit or proceeding, such Shareholders’ derivative action may be subject to dismissal. As a result, the Trust Agreement limits the likelihood that a Shareholder will be able to successfully assert a derivative action in the name of the Trust, even if such Shareholder believes that he or she has a valid derivative action, suit or other proceeding to bring on behalf of the Trust.

Because the Trust’s Shares are held in book-entry form through DTC, the beneficial owners of Shares are generally not reflected on the Trust’s share register. Accordingly, any shareholder or group of Shareholders seeking to establish that they collectively hold at least 10% of the outstanding Shares must provide documentary evidence of their beneficial ownership as of the date of the derivative demand. Acceptable evidence may include broker statements, DTC participant confirmations, account statements from a registered broker-dealer or bank that is a DTC participant, or such other documentation as the Trust may reasonably require.

Shareholders may be adversely affected by creation or redemption orders that are subject to postponement, suspension or rejection under certain circumstances.

The Trust may, in its discretion, suspend the right of creation or redemption or may postpone the redemption or purchase settlement date, for (1) any period during which an emergency exists as a result of which the fulfillment of a purchase order or the redemption distribution is not reasonably practicable (for example, as a result of a significant technical failure, power outage, or network error), or (2) such other period as the Sponsor determines to be necessary for the protection of the Shareholders of the Trust (for example, where acceptance of the total deposit required to create each Basket would have certain adverse tax consequences to the Trust or its Shareholders). In addition, the Trust may reject a redemption order if the order is not in proper form as described in the applicable Authorized Participant Agreement or if the fulfillment of the order might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. Suspension of creation privileges may adversely impact how the Shares are traded and arbitraged on the secondary market, which could cause them to trade at levels materially different (premiums and discounts) from the fair value of their underlying holdings.

Shareholders may be adversely affected by an overstatement or understatement of the NAV or the Principal Market NAV calculation of the Trust due to the valuation methodology employed on the date of the NAV or the Principal Market NAV calculation.

The value established by using the Pricing Benchmark may be different from what would be produced through the use of another methodology. HYPE valued using techniques other than those employed by the Pricing Benchmark, including HYPE investments that are “fair valued,” may differ from the value established by the Pricing Benchmark.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Cybersecurity

The Trust, through the Sponsor, has established procedures to manage significant cybersecurity risks. The Trust’s operations depend on the systems of the Sponsor and other third-party providers. The Sponsor manages the Trust’s day-to-day operations and has implemented a cybersecurity program that applies to the Trust and its operations.

Cybersecurity Program Overview

The Sponsor has developed a cybersecurity program to manage cyber risks relevant to the Trust. This program includes risk assessments, security measures, and continuous monitoring of systems and networks. The Sponsor proactively identifies significant risks from new and evolving cybersecurity threats.

The Trust relies on the Sponsor to engage external experts, such as cybersecurity assessors, consultants, and compliance professionals, to review the cybersecurity measures and risk management processes. These third parties are engaged on an as-needed basis, with some hired on an ongoing basis as managed service providers.

The Trust relies on the Sponsor’s risk management program, which includes cyber risk assessments. These processes have been integrated into the Sponsor’s overall risk management system.

The Trust engages various third parties to support its operations. The Trust relies on the Sponsor’s expertise in risk management, legal, information technology, and compliance when managing risks from cybersecurity threats associated with these entities. Prior to engaging a key service provider, the Sponsor conducts a due diligence process.

The Sponsor has adopted a cybersecurity strategy focused around a Zero Trust Network model throughout the entire operational environment, operating on the premise that no entity, system or service provider within the Sponsor’s IT security perimeter can be inherently trusted. The Sponsor actively monitors its cybersecurity risks and has appointed an internal Cybersecurity Lead and partners with an outside service provider responsible for system monitoring and alerting.

In addition, the Sponsor enforces stringent security requirements for storage devices and applications, including encryption at rest, full user activity tracking, and secure sharing of client data. The Sponsor’s email environment is further fortified with dual factor authentication and other security measures. The Sponsor requires both two-factor and at rest encryption on all systems. The Sponsor requires through its compliance and cybersecurity policy that all system breaches detected by an employee are immediately escalated to the Chief Compliance Officer and Head of Legal.

The Sponsor also has several archival systems in place to monitor compliance. The Sponsor relies on a trusted firewall to manage and safeguard the Sponsor’s network. Furthermore, the Sponsor conducts regular reviews on third parties to ensure they have policies in place that are designed to prevent information security lapses or breaches.

Board Oversight of Cybersecurity Risks

The Sponsor does not have a board of directors, but rather, the board of directors (the “Board”) of 21co Holdings Limited provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board relies upon the Parent Company’s Risk Committee for cybersecurity risk governance. The Parent Company’s Risk Committee receives periodic updates regarding the overall state of the Sponsor’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Trust.

Management’s Role in Assessing & Managing Material Risks from Cybersecurity Threats

The Sponsor’s management, including the Sponsor’s CCO, is responsible for assessing and managing material risks from cybersecurity threats. The Sponsor’s CCO approves all changes to the cybersecurity policy. The Sponsor relies on its full-service compliance partner to stay updated on all SEC rules and regulations and to recommend changes in the compliance policies when necessary. Management of the Sponsor is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Trust, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of the Sponsor. The Head of Legal and CCO would receive notifications of a cybersecurity incident that impacts a service provider of the Trust.

The Trust has an Incident Response Plan and Business Continuity/Disaster Recovery Plan, which it relies on the Sponsor’s plans. The CCO of the Sponsor is responsible for determining whether a cybersecurity incident is material to the Trust. Pursuant to the Sponsor’s policies and procedures, an internal team at the Sponsor is tasked with investigating all reported and suspected security breaches. The Sponsor is required to provide the required notifications without unreasonable delay after the discovery of a breach.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats on the Trust is assessed on an ongoing basis, and how such risks could materially affect the Trust’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Trust has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Trust believes have materially affected, or are reasonably likely to materially affect, the Trust, including its business strategy, operational results, and financial condition.

Item 2. Properties

None.

Item 3. Legal Proceedings

From time to time, the Trust may be a party to certain legal proceedings in the ordinary course of business. As of June 30, 2026, the Trust was not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against the Trust.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Shares are listed on the Exchange under the symbol “THYP” and have been listed since May 12, 2026.

Holders

As of June 30, 2026, there was approximately one DTC participating shareholder of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

On March 18, 2026, the Sponsor, in its capacity as the Initial Seed Capital Investor, subject to conditions, purchased the Initial Seed Shares comprising two Shares at a per-Share price of $50. Total proceeds to the Trust from the sale of the Initial Seed Shares were $100. Delivery of the Initial Seed Shares was made on March 18, 2026. The Initial Seed Shares were redeemed for cash on March 23, 2026.

On May 11, 2026, the Sponsor, in its capacity as the Initial Seed Capital Investor, subject to conditions, purchased 20,000 Shares (the “Seed Creation Baskets”) at a per-Share price of $24.40. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $488,079. Delivery of the Seed Creation Baskets was made on May 11, 2026.

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

The Trust does not purchase Shares directly from its Shareholders. In connection with the Trust’s redemption of Creation Baskets held by Authorized Participants, the Trust redeemed 13 Creation Baskets (comprising 130,000 Shares) during the quarter ended June 30, 2026. The following table summarizes the redemptions of Shares during the period:

Period	Total Shares Redeemed	Average Price Per Share	Maximum number of shares that may yet be purchased
April 1, 2026 – April 30, 2026	-	N/A	N/A
May 1, 2026 – May 31, 2026	-	N/A	N/A
June 1, 2026 – June 30, 2026	130,000	37.15	N/A

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes included in Item 15 of Part IV of this annual report on Form 10-K (this “Form 10-K”). This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-K that address activities, events or developments that may occur in the future, the Trust’s operations, the Sponsor’s plans and references to the Trust’s future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “intend,” “estimate,” “predict,” and variations on such words or negatives thereof, and similar expressions that reflect our current views with respect to future events and Trust performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements are based on assumptions about many important factors that could cause actual results to differ materially from those in the forward-looking statements. We do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future, except as required by the federal securities laws.

Organization and Trust Overview

The Trust is a Delaware statutory trust, formed on July 24, 2025, pursuant to the Delaware Statutory Trust Act (“DSTA”). The Trust was initially registered with the name of Jura Pentium Trust 13. The Trust changed its name from Jura Pentium Trust 13 to 21Shares Hyperliquid ETF on October 27, 2025. The Trust changed its name from 21Shares Hyperliquid ETF to 21Shares Hyperliquid Staking ETF on August 25, 2026. The Trust operates pursuant to the Trust Agreement. The Trust is managed and controlled by the Sponsor. The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021, and is a wholly owned subsidiary of 21co Holdings Limited. The ultimate parent company of 21co Holdings Limited is FalconX. The Sponsor is not subject to regulation by the Commodity Futures Trading Commission as a commodity pool operator with respect to the Trust, or a commodity trading advisor with respect to the Trust. The Trust is an exchange-traded fund that issues common shares of beneficial interest representing fractional undivided beneficial interests in its net assets that trade on the Exchange. The Shares are listed for trading on the Exchange under the ticker symbol “THYP”.

On March 18, 2026, the Initial Seed Capital Investor, subject to conditions, purchased the Initial Seed Shares at a per-Share price of $50.00. Total proceeds to the Trust from the sale of the Initial Seed Shares were $100. Delivery of the Initial Seed Shares was made on March 18, 2026. These Initial Seed Shares were redeemed for cash on March 23, 2026.

On May 11, 2026, the Sponsor, in its capacity as the Initial Seed Capital Investor, subject to conditions, purchased 20,000 Shares (the “Seed Creation Baskets”) at a per-Share price of $24.40. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $488,079. Delivery of the Seed Creation Baskets was made on May 11, 2026.

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

The Trust issues Shares only in Creation Baskets of 10,000 or multiples thereof. Creation Baskets are issued and redeemed in exchange for cash or in-kind for HYPE. Individual Shares will not be redeemed by the Trust but are listed and traded on the Exchange under the ticker symbol “THYP”. The Trust issues Shares in Creation Baskets on a continuous basis at the applicable NAV per Share on the creation order date.

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

The Staking Services Provider exercises no discretion as to the amount of the Trust’s HYPE to be staked or the timing of the Staking Activities. While the Trust may stake a maximum of 100% of its HYPE holdings, the amount of HYPE that remains unstaked is determined based on the Trust’s Utilization Rate analysis and accordingly may vary from time to time. Based on Utilization Rate analysis applied to historical data, the Trust generally intends to stake between 60% and 100% of the HYPE it holds, although the amount of HYPE that is staked may be lesser or greater from time to time. The precise percentage to be staked will be based on the estimated liquidity needs of the Trust and other factors, as determined by the Sponsor.

The rewards owed or paid to the Staking Services Provider reduce the amount of HYPE rewards that are generated from the Trust’s Staking Activities that are available in the assets of the Trust. Each Staking Services Provider that generates staking rewards will be entitled to compensation determined as a portion of the staking rewards (the “Staking Provider Consideration”). The Staking Provider Consideration is paid directly to the Staking Services Provider from the staking rewards. The Sponsor, the Staking Services Provider and HYPE Custodians receive an aggregate of 30% of the staking rewards, with the remainder to be distributed directly to Shareholders at least quarterly in the form of cash distributions.

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

Calculation of NAV and NAV per Share

The NAV of the Trust is used by the Trust in its day-to-day operations to measure the net value of the Trust’s assets. The NAV is calculated on each Business Day and is equal to the aggregate value of the Trust’s assets less its liabilities based on the Pricing Benchmark price. In determining the NAV of the Trust on any Business Day, the Administrator calculates the price of HYPE held by the Trust as of 4:00 p.m. ET on such day. The Administrator also calculates the “NAV per Share” of the Trust, which equals the NAV of the Trust divided by the number of outstanding Shares.

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

Results of Operations

For the period March 18, 2026 (date of initial seeding) through June 30, 2026*

The accompanying financial statements cover the period from March 18, 2026 (date of initial seeding) through June 30, 2026. On March 18, 2026, the Sponsor, in its capacity as the Initial Seed Capital Investor, subject to conditions, purchased the Initial Seed Shares at a per Share price of $50. Total proceeds to the Trust from the sale of the Initial Seed Shares were $100. The Trust had no operations, and thus no income, expenses, gains, or losses from that date until May 12, 2026, when the Seed Creation Baskets were purchased and the Trust commenced operations. Accordingly, the discussion below covers the period May 12, 2026 through June 30, 2026, which reflects all of the Trust's results of operations for the period presented in the financial statements.

The Trust commenced operations on May 12, 2026 when the Seed Creation Baskets were purchased by The Sponsor. The price of HYPE increased 62.16% from $40.35 on May 12, 2026 to $65.43 on June 30, 2026. The increase was accompanied by a net increase in outstanding Shares, which increased from 20,000 (2 Baskets) on May 12, 2026 to 1,880,000 on June 30, 2026, as a result of 1,990,000 Shares (199 Baskets) being created and 130,000 Shares (13 Baskets) being redeemed following the issuance of the Seed Creation Baskets. The Trust had 94.43% of its HYPE holdings staked as of June 30, 2026, with an average of 91.71% staked during the period.

Net increase in net assets resulting from operations for the period May 12, 2026 (commencement of operations) through June 30, 2026 was $13,506,351, resulting primarily from a net investment income of $65,491, a net realized gain of $4,006 from HYPE sold to pay the Sponsor Fee, a net realized gain of $781,560 from HYPE sold for redemptions, a net realized gain of $12,314 from HYPE sold for distributions, and a net change in unrealized appreciation on investment in HYPE of $12,643,923, partially offset by a net change in unrealized loss of $(909) on Sponsor Fee payable and a net realized loss of $(34) on in-kind liabilities paid. Net investment income comprised Staking Rewards of $125,025, less the Sponsor Fee of $22,921 and the Staking Fee of $36,613. Except for the Sponsor Fee and Staking Fee, the Trust had no other expenses during the period.

*	No prior year comparative period has been provided as this is the first year of the Trust’s operations.

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

The Sponsor is not required to pay any extraordinary or non-routine expenses. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Trust. The Trust will be responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative, and other ordinary expenses are not deemed extraordinary expenses. The Sponsor Fee and the Staking Fee are payable in HYPE, and the Trust will deliver or sell HYPE on an as-needed basis to satisfy those obligations and to fund distributions.

Off-Balance Sheet Arrangements

The Trust does not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

The Trust is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the period from March 18, 2026 (date of initial seeding) through June 30, 2026.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

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

Exemption from Management’s Report on Internal Control over Financial Reporting

This Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information

No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act) during the quarter ended June 30, 2026.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The Trust does not have any directors, officers, or employees. The following persons, in their respective capacities as directors or executive officers of the Sponsor, a Delaware limited liability company, perform certain functions with respect to the Trust that, if the Trust had directors or executive officers, would typically be performed by them.

Russell Barlow is CEO of the Sponsor, Duncan Moir is President of the Sponsor, Edel Bashir is Chief Operating Officer of the Sponsor and Andres Valencia is the Executive Vice President of Investment Management for the Sponsor.

Mr. Russell Barlow, 52, has been the Chief Executive Officer of the Sponsor since March 2025, contributing more than 25 years of expertise in regulated asset management. Previously, Russell was the Global Head of Multi Asset and Alternative Investment Solutions and Global Head of Alternative Investment Solutions at abrdn plc, a global investment company (“abrdn”). Over the course of his career, he has designed, launched and managed a wide range of investment products. Additionally, Russell has held a position as a Non-Executive Director at Archax, the UK’s first FCA-regulated digital asset exchange.

Mr. Duncan Moir, 41, has been the President of the Sponsor since March 2025, with deep expertise in crypto and blockchain strategy. Previously, Duncan was a Senior Investment Manager at abrdn. He is an independent board member of Hedera Hashgraph LLC and House of Doge Inc. (Nasdaq: HODO), and an advisor to Web3 companies. A University of Strathclyde graduate with a BA (Hons) in Economics, he is also a CFA and CAIA charterholder.

Ms. Edel Bashir, 47, has been the Chief Operating Officer of the Sponsor since March 2025, with over 20 years of experience in asset management. Previously, Edel was the COO of Multi Asset and Alternative Investment Solutions, COO of Alternatives and a Senior Investment Manager at abrdn. Her expertise includes operation strategy, portfolio management, and hedge fund research. A graduate of University College Cork, Ireland with a BSc in Finance, she has held senior roles across Bermuda, Dublin and Boston.

Mr. Andres Valencia, 38, is the Executive Vice President of Investment Management at the Sponsor and a member of the Executive Committee. Before Andres joined the Sponsor in June 2021, he was a VP of Operations at JPMorgan as part of the Beta Strategies Group and helped launch and build the company’s ETF business. Andres has over ten years of experience managing ETFs. Andres started his career in Asset Servicing at Bank of New York Mellon covering commodity and currency ETFs.

The Trust does not have a code of ethics as it does not have any directors, officers, or employees.

The Sponsor has a code of ethics (the “Code of Ethics”) that applies to its executive officers, including its Principal Executive Officer and Principal Financial Officer, who perform certain functions with respect to the Trust that, if the Trust had executive officers would typically be performed by them. The Sponsor’s Policies are in place and require that the Sponsor eliminate, mitigate, or otherwise disclose conflicts of interest. Additionally, the Sponsor has adopted policies and procedures requiring that certain applicable personnel pre-clear personal trading activity in which HYPE is the referenced asset. The Sponsor has also implemented an Information Barrier Policy restricting certain applicable personnel from obtaining sensitive information. The Sponsor believes that these controls are reasonably designed to mitigate the risk of conflicts of interest and other impermissible activity. The Code of Ethics is available on request, free of charge, by writing the Sponsor at etf@21shares.com or calling the Sponsor at (646) 370-6016.

Insider Trading Policy

The Trust does not have an insider trading policy as it does not have any directors, officers, or employees.

The Sponsor has adopted an insider trading policy applicable to the Sponsor’s directors, officers and employees, which is included as an exhibit to this annual report on Form 10-K.

Item 11. Executive Compensation

The Trust does not have directors or executive officers. The only ordinary expenses paid by the Trust are the Sponsor’s Fee and the Staking Fee. For a more complete discussion on the Sponsor Fee, see “Item 1 – Business - Fees, Expenses and Realized Gain (Loss).” For a more complete discussion on the Staking Fee, see “Item 1- Business - STAKING OF THE TRUST’S ASSETS.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

There are no persons known by the Trust to own directly or indirectly beneficially more than 5% of the outstanding Shares of the Trust as of September 23, 2026.

Security Ownership of Management

The Trust does not have directors or executive officers.

Change in Control

Neither the Sponsor nor the Trustee knows of any arrangements which may subsequently result in a change in control of the Trust.

Securities Authorized for Issuance under Equity Compensation Plans

The Trust has no securities authorized for issuance under equity compensation plans.

Item 13. Certain Relationships and Related Transactions and Director Independence

For additional information regarding the Trust’s relationship with the Sponsor and its affiliates, including the Sponsor’s Fee and Staking Fee arrangements, see Item 11, “Executive Compensation”.

Item 14. Principal Accounting Fees and Services

Fees for services performed by Cohen & Company, Ltd., as paid by the Sponsor from the Sponsor Fee, for the fiscal year ended June 30, 2026, were:

2026
Audit fees	$41,300
Audit-related fees	$-
Tax fees	$-
All other fees	$-
Total	$41,300

In the table above, in accordance with the SEC’s definitions and rules, Audit Fees are fees paid to Cohen & Company, Ltd. for professional services for the audit of the Trust’s financial statements included in the Form 10-K and review of financial statements included in the Forms 10-Q, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit Related Fees are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements.

Approval of Independent Registered Public Accounting Firm Services and Fees

The Sponsor approved all of the services provided by Cohen & Company, Ltd. described above. The Sponsor pre-approved all audit services of the independent registered public accounting firm, including all engagement fees and terms.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

See Index to Financial Statements on page F-1.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following documents are filed herewith or incorporated herein and made a part of this Annual Report:

Exhibit Number	Description of Document
3.1(2)	Trust Agreement.
3.2(2)	Amendment No. 1 to the Trust Agreement.
3.3(3)	First Amended and Restated Trust Agreement.
3.4(4)	Second Amended and Restated Trust Agreement.
3.4(2)	Certificate of Trust.
3.5(2)	Certificate of Amendment to Certificate of Trust.
3.6(4)	Certificate of Amendment to Certificate of Trust.
4.1(1)	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934
10.1(2)	Form of Sponsor Agreement
10.2(2)	Form of Authorized Participant Agreement (Type A)
10.3(2)	Form of Authorized Participant Agreement (Type B)
10.4(2)	Form of BitGo Custodial Services Agreement.
10.5(2)	Form of Anchorage Custodial Services Agreement.
10.6(2)	Form of Fund Administration and Accounting Agreement.
10.7(2)	Form of Transfer Agency and Services Agreement.
10.8(2)	Form of Benchmark Licensing Agreement.
10.9(2)	Form of Marketing Agent Agreement.
10.10(2)	Form of Cash Custody Agreement.
10.11(2)	Initial Seed Capital Subscription Agreement.
10.12(2)	Form of Initial Seed Creation Subscription Agreement.
10.13(2)	Form of Figment Staking Services Agreement.
19.1(1)	Insider Trading Policies and Procedures.
23.1(1)	Consent of Registered Public Accounting Firm.
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1(1)	Executive Officer Incentive-Based Compensation Clawback Policy
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed herewith.
(2)	Incorporated by reference to the Trust’s Amendment No. 2 to Registration Statement on Form S-1, filed on April 14, 2026.
(3)	Incorporated by reference to the Trust’s Quarterly Report on Form 10-Q, filed on June 24, 2026.
(4)	Incorporated by reference to the Trust’s Current Report on Form 8-K, filed on August 26, 2026.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

21Shares Hyperliquid Staking ETF

By:	21Shares US LLC, its Sponsor

Signature	Title (Capacity)	Date

/s/ Russell Barlow	Chief Executive Officer	September 23, 2026
Russell Barlow	(Principal Executive Officer)

/s/ Duncan Moir	President (Principal Financial Officer and	September 23, 2026
Duncan Moir	Principal Accounting Officer)

21SHARES HYPERLIQUID STAKING ETF

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of
21Shares Hyperliquid Staking ETF

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities, including the schedule of investment, of 21Shares Hyperliquid Staking ETF (the “Trust”) (formerly known as 21Shares Hyperliquid ETF) as of June 30, 2026, the related statements of operations and changes in net assets for the period March 18, 2026 (date of initial seeding) through June 30, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of June 30, 2026, the results of its operations and changes in net assets for the period March 18, 2026 (date of initial seeding) through June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of cash and digital assets owned as of June 30, 2026, by correspondence with the custodians and trading counterparties. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Trust’s auditor since 2026.

/s/ Cohen & Company, Ltd.

COHEN & COMPANY, LTD.

Towson, Maryland

September 23, 2026

21SHARES HYPERLIQUID STAKING ETF

STATEMENT OF ASSETS AND LIABILITIES

June 30, 2026*
Assets
Investment in HYPE, at fair value (cost $58,533,802)	$71,177,725
HYPE sold receivable	3,010,519
Total assets	74,188,244

Liabilities
Capital shares payable	3,010,519
Sponsor Fee payable	2,736
Total liabilities	3,013,255

Commitments and contingent liabilities (Note 8)	–

Net assets	$71,174,989

Net assets consist of
Paid-in-capital	$57,741,756
Accumulated earnings (loss)	13,433,233
$71,174,989

Shares issued and outstanding, no par value, unlimited amount authorized	1,880,000
Net asset value per Share	$37.86

*	No comparative statement has been provided as this is the first fiscal year of the Trust’s operations.

The accompanying notes are an integral part of the financial statements.

21Shares HYPERLIQUID STAKING ETF

SCHEDULE OF INVESTMENT

June 30, 2026*

	Quantity of HYPE	Cost	Fair Value	% of Net Assets
Investment in HYPE**	1,087,845.4081	$58,533,802	$71,177,725	100.00%
Total investments	1,087,845.4081	$58,533,802	$71,177,725	100.00%
Liabilities in excess of other assets			(2,736)	(0.00)%
Net assets			$71,174,989	100.00%

*	No prior comparative statement has been provided as this is the first fiscal year of the Trust’s operations.
**	94.43% of HYPE held was staked as of June 30, 2026 – See Note 2.

The accompanying notes are an integral part of the financial statements.

21Shares HYPERLIQUID STAKING ETF

STATEMENT OF OPERATIONS

March 18, 2026 (date of initial seeding) through June 30, 2026*

Investment Income
Staking Rewards	$125,025
Total income	125,025
Expenses
Staking Fee	36,613
Sponsor Fee	22,921
Total expenses	59,534
Net investment income	65,491

Realized and change in unrealized gain (loss)
Net realized loss on in-kind liabilities paid	(34)
Net realized gain on investment in HYPE sold to pay Sponsor Fee	4,006
Net realized gain on investment in HYPE sold for income distributions	12,314
Net realized gain on investment in HYPE sold for redemptions	781,560
Net change in unrealized appreciation on investment in HYPE	12,643,923
Net change in unrealized loss on Sponsor Fee payable	(909)
Net realized and change in unrealized gain	13,440,860
Net increase in net assets resulting from operations	$13,506,351

*	No prior comparative statement has been provided as this is the first fiscal year of the Trust’s operations.

The accompanying notes are an integral part of the financial statements.

21Shares HYPERLIQUID STAKING ETF

STATEMENT OF CHANGES IN NET ASSETS

March 18, 2026 (date of initial seeding) through June 30, 2026*

Net assets, beginning of period	$–
Contributions for Shares issued	62,572,385
Distributions for Shares redeemed	(4,830,629)
Income distributions	(73,118)
Net investment income	65,491
Net realized loss on in-kind liabilities paid	(34)
Net realized gain on investment in HYPE sold to pay Sponsor fee	4,006
Net realized gain on investment in HYPE sold for income distributions	12,314
Net realized gain on investment in HYPE sold for redemptions	781,560
Net change in unrealized appreciation on investment in HYPE	12,643,923
Net change in unrealized loss on Sponsor fee payable	(909)
Net assets, end of period	$71,174,989

Shares issued and redeemed
Shares issued	2,010,002
Shares redeemed	(130,002)
Net increase in Shares issued	1,880,000

*	No prior comparative statement has been provided as this is the first fiscal year of the Trust’s operations.

The accompanying notes are an integral part of the financial statements.

21Shares HYPERLIQUID STAKING ETF

Notes to Financial Statements

1.	Organization

21Shares Hyperliquid Staking ETF (the “Trust”) is a Delaware statutory trust, formed on July 24, 2025, pursuant to the Delaware Statutory Trust Act (“DSTA”). The Trust was initially registered with the name of Jura Pentium Trust 13. The Trust changed its name from Jura Pentium Trust 13 to 21Shares Hyperliquid ETF on October 27, 2025. The Trust changed its name from 21Shares Hyperliquid ETF to 21Shares Hyperliquid Staking ETF on August 25, 2026. The Trust operates pursuant to a Second Amended and Restated Trust Agreement (the “Trust Agreement”). CSC Delaware Trust Company, a Delaware trust company, is the trustee of the Trust (the “Trustee”). The Trust is managed and controlled by 21Shares US LLC (the “Sponsor”). The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021, and is a wholly owned subsidiary of 21co Holdings Limited. The ultimate parent company of 21co Holdings Limited is FalconX Holdings Limited (“FalconX”). Anchorage Digital Bank N.A. (“Anchorage”) and BitGo Bank & Trust, N.A. (“BitGo,” and together with Anchorage, the “HYPE Custodians”, and each a “HYPE Custodian”) are the custodians for the Trust and hold all of the Trust’s HYPE on the Trust’s behalf. The transfer agent (the “Transfer Agent”), the administrator for the Trust (the “Administrator”), and the cash custodian (the “Cash Custodian”), is Bank of New York Mellon.

The Trust is an exchange-traded fund (“ETF”) that issues common shares of beneficial interest (the “Shares”) that trade on the Nasdaq Stock Market LLC (the “Exchange”) under the ticker symbol “THYP”.

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

The Trust is an “emerging growth company” as that term is used in the Securities Act, as amended (the “Securities Act”) and, as such, the Trust may elect to comply with certain reduced public company reporting requirements.

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

On May 11, 2026, the Sponsor, in its capacity as the Initial Seed Capital Investor, subject to conditions, purchased 20,000 Shares (the “Seed Creation Baskets”) at a per-Share price of $24.40. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $488,079. Delivery of the Seed Creation Baskets was made on May 11, 2026.

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

The Trust qualifies as an investment company solely for accounting purposes and not for any other purpose and follows the accounting and reporting guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services - Investment Companies, but is not registered, and is not required to be registered, as an investment company under the Investment Company Act of 1940 (the “1940 Act”), as amended. The Trust uses fair value as its method of accounting for HYPE in accordance with its classification as an investment company for accounting purposes.

As an investment company for accounting purposes, the Trust meets the criteria to be exempt from the requirement to present a statement of cash flows pursuant to ASC Topic 230, Statement of Cash Flows. Accordingly, a statement of cash flows has not been presented.

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

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
June 30, 2026*
Assets
Investment in HYPE	$71,177,725	$71,177,725	$–	$–

*	No prior comparative statement has been provided as this is the first fiscal year of the Trust’s operations.

The cost basis of the investment in HYPE recorded by the Trust for financial reporting purposes is the fair value of HYPE at the time of purchase. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant (as defined below) from the sale of the corresponding Shares to investors.

Investment Transactions

The Trust considers investment transactions to be the receipt of HYPE for Share creations and the delivery of HYPE for Share redemptions or for payment of expenses in HYPE. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including redemption of shares and settling obligations for the Sponsor Fee and the in-kind liabilities paid in connection to the Sponsor Fee in HYPE.

The Trust earns staking rewards by delegating a portion of its HYPE on the Hyperliquid Network’s proof-of-stake consensus protocol. The Sponsor has entered into a staking agreement (as amended, the “Staking Services Agreement”) with Figment Inc., a Canadian corporation (the “Staking Services Provider”), to facilitate the staking of the Trust’s HYPE. Each Staking Services Provider that generates staking rewards is entitled to compensation determined as a portion of the staking rewards (the “Staking Provider Consideration”). The Staking Provider Consideration is paid directly to the Staking Services Provider from the staking rewards. The Sponsor, the Staking Services Provider and HYPE Custodians receive an aggregate of 30% of the staking rewards, with the remainder to be distributed to Shareholders at least quarterly in the form of cash distributions. Staking rewards represent variable consideration based on a variety of factors such as the amount of the HYPE holdings the Trust has made available to the network, the staking yield, and other factors, for its contribution to the network. The Trust retains control of its HYPE throughout the staking process. The delegation of HYPE for staking purposes does not constitute a sale, transfer, or other derecognition event, as control of the HYPE is not transferred to the validator or Staking Services Provider. Staking rewards are recorded as staking income recognized at fair value when earned. Because the Trust is not the principal to the block validation service, it does not control the full output of the reward-generating activity, and instead receives net staking rewards, after the Staking Provider Consideration is deducted (“Staking Rewards”). The rewards owed or paid to the Staking Services Provider reduce the amount of HYPE rewards that are generated from the Trust’s staking activities (“Staking Activities”) that are available in the assets of the Trust. As such, the Trust presents staking rewards on a net basis, reflecting only the portion of protocol rewards to which it is entitled. Staking Rewards are received in general daily at the HYPE Custodians’ accounts, as earned. The unbonding period for staked HYPE is a fixed seven-day period mandated by the network protocol following the Sponsor’s request to unstake such assets in addition to the one-day lockup period to unstake HYPE from a specific validator. The Trust’s staked HYPE is unable to be moved on the blockchain or traded during this period.

The Trust recognizes staking rewards as revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under the staking arrangements, the validator (e.g., the HYPE Custodian or other staking provider) is considered the customer, as it receives access to the Trust’s staking capacity (i.e., the delegation of HYPE), which represents the Trust’s performance obligation. In exchange, the Trust is entitled to staking rewards generated by the Hyperliquid Network, net of validator fees. Staking rewards represent variable consideration, as the amount of rewards is not known until the applicable validation activities are completed, and the Trust receives rewards in its custodial account. The contract term is the length of each staking epoch. Staking rewards are recognized as revenue when the Trust satisfies its performance obligations. Staking rewards are received in HYPE, which represents non-cash consideration. Non-cash consideration is measured at fair value at the date of inception of each contract in accordance with ASC 606.

Temporary lock-up periods or transfer restrictions from staking could limit the Trust’s ability to meet redemptions. For the period from May 12, 2026 (commencement of operations) through June 30, 2026, the Trust staked an average of 91.71% of its HYPE holdings on a daily basis. As of June 30, 2026, the Trust had staked 94.43% of its HYPE holdings. The staked percentage as of any particular date, including at the end of a reporting period, may differ from the annual average.

The Sponsor Fee payable is settled in HYPE. The liability is remeasured at each reporting date by reference to the fair value of the HYPE required to settle it, with the effect of remeasurement recognized in net change in unrealized appreciation (depreciation) on the Sponsor Fee payable. On settlement, the difference between the carrying amount of the liability and the cost basis of the HYPE delivered is recognized as a net realized gain (loss) on in-kind liabilities paid.

Distributions to Shareholders

The Trust intends to pay cash distributions to Shareholders at least quarterly. Distributions are funded from staking rewards earned on the Trust’s HYPE holdings. Staking Rewards are recognized as income by the Trust on a daily basis as they accrue and are reflected in the Trust’s NAV prior to distribution.

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

During the period from May 12, 2026 (commencement of operations) through June 30, 2026, the Trust made cash distributions to shareholders derived from a portion of the HYPE received as Staking Rewards from the Trust’s staking activities, including $73,118, or $0.037305 per Share, on June 30, 2026. The distributions reduced the Trust’s HYPE holdings through the sale of HYPE to generate cash.

Calculation of Net Asset Value “NAV” and NAV per Share

On each day other than when the Exchange is closed for regular trading (a “Business Day”), as soon as practicable after 4:00 p.m. ET, the NAV of the Trust is obtained by subtracting all accrued fees, expenses and other liabilities of the Trust from the fair value of the HYPE and other assets held by the Trust based on the price set by the Pricing Benchmark price. The Administrator computes the NAV per Share by dividing the NAV of the Trust by the number of Shares outstanding on the date the computation is made.

Federal Income Taxes

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for U.S. federal income tax purposes. As a grantor trust, the Trust can undertake only certain types of activities. For example, generally, the Trust cannot vary its investment portfolio to take advantage of market fluctuations. The Trust may receive income from investment activities that do not require such decision-making. If staking is treated for U.S. federal income tax purposes as a passive ministerial and administrative activity, it should be permissible for the Trust. To that end, on November 10, 2025, the Treasury Department and IRS issued a revenue procedure that provided a safe harbor for trusts that otherwise qualify as investment trusts and as grantor trusts to stake their digital assets without jeopardizing their tax status as investment trusts and grantor trusts for U.S. federal income tax purposes. The revenue procedure provides specific requirements that must be satisfied by a Trust in order to be eligible to rely on the safe harbor. The Trust intends to operate so that it will qualify to be treated for U.S. federal income tax purposes as a grantor trust.

Because the treatment of staking in a grantor trust, including interpretation of the requirements under the safe harbor, is still developing, there remains a risk of adverse regulatory or legal determinations that could affect the tax treatment of the Trust as a grantor trust or affect the Trust’s operations.

Each beneficial owner of Shares will be treated as directly owning its pro rata Share of the Trust’s assets and a pro rata portion of the Trust’s income, gain, losses and deductions. If the Trust sells HYPE (for example, to pay fees or expenses), such a sale is a taxable event to shareholders of the Trust (“Shareholders”). Upon a Shareholder’s sale of its Shares, the Shareholder will be treated as having sold the pro rata share of the HYPE held in the Trust at the time of the sale and recognizes a gain or loss on such sale.

The Sponsor has reviewed the tax positions as of June 30, 2026, and has determined that no provision for income tax is required in the Trust’s financial statements.

Segment Reporting

The Trust operates in one segment. The segment derives its revenues from Trust investments made in accordance with the defined investment strategy of the Trust, as prescribed in the Trust’s prospectus. The Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer of the Sponsor. The CODM monitors the operating results of the Trust. The financial information that the CODM leverages to assess the segment’s performance and to make decisions for the Trust’s single segment is consistent with the financial information that is presented within the Trust’s financial statements. Segment assets are reflected on the accompanying Statement of Assets and Liabilities as Total assets and the only significant segment expenses, the Sponsor Fee and the Staking Fee, are included in the accompanying Statements of Operations.

3.	Fair Value of HYPE

The following represents the changes in quantity of HYPE and the fair value for the period ended June 30, 2026:

	Quantity of HYPE	Fair Value
Beginning balance as of March 18, 2026 (date of initial seeding)	–	$–
HYPE purchased for cash contributions	1,099,500.0046	57,961,259
HYPE received as in-kind contributions	63,675.3833	4,611,026
HYPE rewards received (net of Staking Provider Consideration)	1,951.0560	125,025
HYPE sold for cash redemptions	(75,243.6415)	(4,830,529)
HYPE sold to pay expenses	(907.3141)	(57,741)
HYPE sold for income distributions	(1,130.0802)	(73,118)
Net realized gain on investment in HYPE sold to pay Sponsor Fee	–	4,006
Net realized gain on investment in HYPE sold for redemptions	–	781,560
Net realized gain on investment in HYPE sold for income distributions	–	12,314
Net change in unrealized appreciation on investment in HYPE	–	12,643,923
Ending balance as of June 30, 2026*	1,087,845.4081	$71,177,725

*	No prior year comparative period presented as this is the first fiscal year of the Trust’s operations.

4.	Trust Expenses

The Trust pays the unitary Sponsor fee of 0.30% of the Trust’s NAV (the “Sponsor Fee”). The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor Fee accrues daily and is payable in HYPE at least quarterly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying an annualized rate to the Trust’s NAV, and the amount of HYPE payable in respect of each daily accrual is determined by reference to the Pricing Benchmark. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor Fee. The Trust incurred Sponsor Fee for the period from March 18, 2026 (date of initial seeding) through June 30, 2026 of $22,921. The accrued liability as of June 30, 2026 was $2,736.

The Sponsor has agreed to pay all operating expenses (except for litigation expenses, extraordinary expenses and taxes) out of the Sponsor Fee. Operating expenses assumed by the Sponsor include (i) the fee payable to the marketing agent for services it provides to the Trust (the “Marketing Fee”), (ii) fees to the Administrator, if any, (iii) fees to the HYPE Custodians, (iv) fees to the Transfer Agent, (v) fees to the Trustee, (vi) the fees and expenses related to any future listing, trading or quotation of the Shares on any listing exchange or quotation system (including legal, marketing and audit fees and expenses), (vii) ordinary course legal fees and expenses but not litigation-related expenses, (viii) audit fees, (ix) regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act, or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), (x) printing and mailing costs, (xi) costs of maintaining the Sponsor’s website and (xii) applicable license fees (each, a “Sponsor-paid Expense,” and together, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense. There is currently no predetermined cap on the aggregate amount of Sponsor-paid expenses. Should the Trust implement a predetermined cap on aggregate Sponsor-paid expenses, the Trust will notify the owners of the beneficial interests of Shares in a prospectus supplement or in its periodic Exchange Act reports, as applicable.

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

In consideration for the Sponsor’s facilitation of staking, the Trust pays a portion of the staking rewards generated by the Trust’s Staking Activities after deduction of the Staking Provider Consideration to the Sponsor (“Staking Fee”). The Staking Fee is accrued in HYPE and converted to U.S. Dollars by reference to the Pricing Benchmark and is payable in HYPE at least quarterly in arrears. The Trust incurred Staking Fee for the period from March 18, 2026 (date of initial seeding) through June 30, 2026 of $36,613.

To the extent that the Sponsor does not voluntarily assume expenses, they will be the responsibility of the Trust. The Sponsor will also pay the costs of the Trust’s organization and offering. The Trust is not obligated to repay any such costs related to the Trust’s organization and offering paid by the Sponsor.

5.	Creation and Redemption of Shares

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

March 18, 2026 (date of initial seeding) through June 30, 2026*
Activity in Capital Shares:
Shares issued	2,010,002
Shares redeemed	(130,002)
Net Change in Capital Shares	1,880,000

*	No prior year comparative period presented as this is the first fiscal year of the Trust’s operations.

March 18, 2026 (date of initial seeding) through June 30, 2026*
Activity in Capital Transactions:
Contributions for Shares issued	62,572, 385
Distributions for Shares redeemed	(4,830,629)
Net Change in Capital Transactions	57,741,756

*	No prior year comparative period presented as this is the first fiscal year of the Trust’s operations.

HYPE purchased payable represents the quantity of HYPE purchased for the creation of Shares where the HYPE has not yet settled. Generally, HYPE is transferred within two Business Days of the trade date.

June 30, 2026
HYPE purchased payable	$–

HYPE sold receivable represents the quantity of HYPE sold for the redemption of Shares where the HYPE has not yet been settled. Generally, HYPE is transferred within two Business Days of the trade date.

June 30, 2026
HYPE sold receivable	$3,010,519

6.	Related Parties

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

On May 11, 2026, the Sponsor, in its capacity as the Initial Seed Capital Investor, subject to conditions, purchased 20,000 Shares (the “Seed Creation Baskets”) at a per-Share price of $24.40. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $488,079. Delivery of the Seed Creation Baskets was made on May 11, 2026.

As of June 30, 2026, the Sponsor owned 20,000 Shares of the Trust.

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of Shares on the Exchange.

7.	Financial Highlights

Per Share Performance (for a Share outstanding throughout the period presented)

March 18, 2026 (date of initial seeding) through June 30, 2026*

Net asset value per Share, beginning of period	$24.40 (1)
Net investment income(2)	0.04
Net realized and change in unrealized gain(3)	13.46
Net change in net assets from operations	13.50

Less distributions from:
Net investment income	(0.04)
Total distributions	(0.04)

Net asset value per Share, end of period	$37.86

Total return, at net asset value(4)(6)	55.31%

Ratio to average net assets(5)
Net investment income	0.83%[7]
Gross expenses	0.76%[7]
Net expenses	0.76%[7]

*	No prior year comparative table has been provided as this is the first fiscal year of the Trust’s operations.
(1)	Represents the beginning NAV per Share on May 12, 2026, commencement of operations.
(2)	Calculated using average Shares outstanding.
(3)	The amount shown for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses for the period because of the timing of sales and repurchases of the Trust’s shares in relation to fluctuating market values for the Trust.
(4)	Total return is calculated based on the change in value during the period and is not annualized. An individual shareholder’s return and ratios may vary from the above total returns and ratios based on the timing of capital contributions to and withdrawals from the Trust.
(5)	Annualized.
(6)	Not Annualized.
(7)	Calculated based on average net assets starting May 12, 2026, commencement of operations.

8.	Commitments and Contingent Liabilities

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

9.	Concentration Risk

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

10.	Indemnification

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

11.	Subsequent Events

The Trust has evaluated all subsequent events and transactions for potential recognition and disclosure through the issuance of the financial statements and has noted, except as provided below, no other events requiring adjustment or additional disclosure in the financial statements.

On August 25, 2026, the Trust’s name was changed from “21Shares Hyperliquid ETF” to “21Shares Hyperliquid Staking ETF.”