Form 10-Q
period 2026-09-30
21Shares Hyperliquid Staking ETF
filed 2026-11-13
CIK 2090011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to____________

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

The registrant had 1,120,000 outstanding shares as of November 9, 2026.

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

Should one or more of these risks discussed in “Risk Factors” herein or in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed on September 23, 2026, for the period ended June 30, 2026 (the “Annual Report”), or other uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those described in forward-looking statements. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made, and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Moreover, neither the Trust, the Sponsor, nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Investors are therefore cautioned against placing undue reliance on forward-looking statements.

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

The Trust will cease to be an “emerging growth company” upon the earliest of (i) it having $1.235 billion or more in annual gross revenues, (ii) the date on which the Trust is deemed to be a “large accelerated filer,” (iii) it issuing more than $1.0 billion of non-convertible debt over a three-year period or (iv) the last day of the fiscal year following the fifth anniversary of its initial public offering.

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

21Shares hyperliquid staking ETF

i

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

21SHARES HYPERLIQUID STAKING ETF

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2026	June 30, 2026
	(Unaudited)
Assets
Investment in HYPE, at fair value (cost $59,998,967, and $58,533,802, respectively)	$90,783,674	$71,177,725
HYPE sold receivable	–	3,010,519
Cash	338,707	–
Total assets	91,122,381	74,188,244

Liabilities
Distribution payable	$338,707	$–
Capital shares payable	–	3,010,519
Sponsor Fee payable	2,004	2,736
Total liabilities	340,711	3,013,255
Commitments and contingent liabilities (Note 8)
Net assets	$90,781,670	$71,174,989

Net assets consist of
Paid-in-capital	$55,598,932	$57,741,756
Accumulated earnings (loss)	35,182,738	13,433,233
	$90,781,670	$71,174,989

Shares issued and outstanding, no par value, unlimited amount authorized	1,770,000	1,880,000
Net asset value per Share	$51.29	$37.86

The accompanying notes are an integral part of the financial statements.

21SHARES HYPERLIQUID STAKING ETF

SCHEDULES OF INVESTMENT

September 30, 2026 (Unaudited)

	Quantity of HYPE	Cost	Fair Value	% of Net Assets
Investment in HYPE*	1,023,491.2530	$59,998,967	$90,783,674	100 .00%
Total investments	1,023,491.2530	$59,998,967	$90,783,674	100 .00%
Liabilities in excess of other assets			(2,004)	(0.00)%
Net assets			$90,781,670	100.00%

June 30, 2026

	Quantity of HYPE	Cost	Fair Value	% of Net Assets
Investment in HYPE**	1,087,845.4081	$58,533,802	$71,177,725	100 .00%
Total investments	1,087,845.4081	$58,533,802	$71,177,725	100 .00%
Liabilities in excess of other assets			(2,736)	(0.00)%
Net assets			$71,174,989	100.00%

*	85.92% of HYPE held was staked as of September 30, 2026 – See Note 2
**	94.43% of HYPE held was staked as of June 30, 2026 – See Note 2.

The accompanying notes are an integral part of the financial statements.

21SHARES HYPERLIQUID STAKING ETF

STATEMENT OF OPERATIONS

Three Months Ended September 30, 2026*
(Unaudited)
Investment income
Staking Rewards	$333,391
Total income	333,391

Expenses
Sponsor Fee	50,179
Staking Fee	65,247
Total expenses	115,426
Net investment income	217,965

Realized and change in unrealized gain (loss)
Net realized loss on in-kind liabilities paid	(5,995)
Net realized gain on investment in HYPE sold for income distribution	113,007
Net realized gain on investment in HYPE sold for cash redemptions	2,296,556
Net realized gain on investment in HYPE distributed for in-kind redemptions	1,310,590
Net realized gain on investment in HYPE sold to pay Sponsor Fee	15,613
Net change in unrealized appreciation on investment in HYPE	18,140,784
Net change in unrealized loss on Sponsor Fee payable	(308)
Net realized and change in unrealized gain	21,870,247
Net increase in net assets resulting from operations	$22,088,212

*	No comparative statement has been provided as the Trust did not have operations as of September 30, 2025.

The accompanying notes are an integral part of the financial statements.

21SHARES HYPERLIQUID STAKING ETF

STATEMENT OF CHANGES IN NET ASSETS

Three Months Ended September 30, 2026*
(Unaudited)

Net assets, beginning of period	$71,174,989
Contributions for Shares issued	13,334,689
Distributions for Shares redeemed	(15,477,513)
Income distribution	(338,707)
Net investment income	217,965
Net realized loss on in-kind liabilities paid	(5,995)
Net realized gain on investment in HYPE sold for income distribution	113,007
Net realized gain on investment in HYPE sold for cash redemptions	2,296,556
Net realized gain on investment in HYPE distributed for in-kind redemptions	1,310,590
Net realized gain on investment in HYPE sold to pay Sponsor Fee	15,613
Net change in unrealized appreciation on investment in HYPE	18,140,784
Net change in unrealized loss on Sponsor Fee payable	(308)
Net assets, end of period	$90,781,670

Shares issued and redeemed
Shares issued	280,000
Shares redeemed	(390,000)
Net decrease in Shares issued	(110,000)

*	No comparative statement has been provided as the Trust did not have operations as of September 30, 2025.

The accompanying notes are an integral part of the financial statements.

21SHARES HYPERLIQUID STAKING ETF

Notes to Financial Statements (Unaudited)

1.	Organization

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

The Trust’s investment objective is to seek to track the performance of HYPE as measured by the performance of the FTSE Hyperliquid Index (the “Pricing Benchmark”), adjusted for the Trust’s expenses and other liabilities, and to reflect rewards from staking a portion of the Trust’s HYPE, to the extent the Sponsor in its sole discretion determines that the Trust may do so without undue legal or regulatory risk, such as, without limitation, the risk of jeopardizing the Trust’s ability to qualify as a grantor trust for tax purposes. The Pricing Benchmark is calculated by FTSE International Limited (the “Pricing Benchmark Provider”) based on the volume weighted average price across qualifying HYPE spot markets. The Pricing Benchmark is designed to reflect the performance of HYPE in U.S. dollars. In seeking to achieve its investment objective, the Trust holds HYPE and values its Shares daily as of 4:00 p.m. ET based on the Pricing Benchmark.

The Trust is an “emerging growth company” as that term is used in the Securities Act and, as such, the Trust may elect to comply with certain reduced public company reporting requirements.

On March 18, 2026, the Sponsor, in its capacity as seed capital investor (the “Seed Capital Investor”), subject to conditions, purchased two Shares at a per-Share price of $50.00 (the “Initial Seed Shares”). Total proceeds to the Trust from the sale of these Initial Seed Shares were $100. Delivery of the Initial Seed Shares was made on March 18, 2026. These Initial Seed Shares were redeemed for cash on March 23, 2026.

On May 11, 2026, the Sponsor, in its capacity as the Seed Capital Investor, subject to conditions, purchased 20,000 Shares (the “Seed Creation Baskets”) at a per-Share price of $24.40. In its capacity as the Seed Capital Investor, the Sponsor has acted as a statutory underwriter in connection with such purchase. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $488,079. Delivery of the Seed Creation Baskets was made on May 11, 2026. On May 11, 2026, the Trust purchased HYPE with the proceeds of the Seed Creation Baskets by transacting with a designated third party, who may be an Authorized Participant or an affiliate of an Authorized Participant, and with whom the Sponsor has entered into an agreement on behalf of the Trust (each such third party, a “HYPE Counterparty”) to acquire HYPE on behalf of the Trust in exchange for cash provided by the Sponsor in its capacity as Seed Capital Investor. All HYPE acquired in connection with the Seed Creation Baskets is held by one or more of the HYPE Custodians.

The statement of assets and liabilities and schedule of investment on September 30, 2026, and the statement of operations and changes in net assets for the three months ended September 30, 2026 have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the three months ended September 30, 2026, have been included. In addition, interim period results are not necessarily indicative of results for a full-year period.

The fiscal year-end of the Trust is June 30th.

2.	Significant Accounting Policies

Basis of Accounting

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP” or “GAAP”).

The Trust qualifies as an investment company solely for accounting purposes and not for any other purpose and follows the accounting and reporting guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services - Investment Companies, but is not registered, and is not required to be registered, as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”). The Trust uses fair value as its method of accounting for HYPE in accordance with its classification as an investment company for accounting purposes.

As an investment company for accounting purposes, the Trust is exempt from the requirement to present a statement of cash flows pursuant to ASC Topic 230, Statement of Cash Flows. Accordingly, a statement of cash flows has not been presented.

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

Cash

Cash includes non-interest bearing, non-restricted cash maintained with one financial institution that at times may exceed U.S. federally insured limits.

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

The following tables present information about the Trust’s assets measured at fair value as of September 30, 2026 (Unaudited) and June 30, 2026:

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
September 30, 2026 (Unaudited)
Assets
Investment in HYPE	$90,783,674	$90,783,674	$–	$–

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
June 30, 2026
Assets
Investment in HYPE	$71,177,725	$71,177,725	$–	$–

The cost basis of the investment in HYPE recorded by the Trust for financial reporting purposes is the fair value of HYPE at the time of purchase. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant (as defined below) from the sale of the corresponding Shares to investors.

Investment Transactions

The Trust considers investment transactions to be the receipt of HYPE for Share creations and the delivery of HYPE for Share redemptions or for payment of expenses in HYPE. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments and the net change in unrealized appreciation or depreciation on Sponsor Fee payable. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including redemption of Shares, settling obligations for the Sponsor Fee and the in-kind liabilities paid in connection to the Sponsor Fee in HYPE.

The Trust earns staking rewards by delegating a portion of its HYPE on the Hyperliquid Network’s proof-of-stake consensus protocol. The Sponsor has entered into a staking agreement (as amended, the “Staking Services Agreement”) with Figment Inc., a Canadian corporation (the “Staking Services Provider”), to facilitate the staking of the Trust’s HYPE. Each Staking Services Provider that generates staking rewards is entitled to compensation determined as a portion of the staking rewards (the “Staking Provider Consideration”). The Sponsor, the Staking Services Provider and HYPE Custodians receive an aggregate of 30% of the staking rewards, with the remainder to be distributed to Shareholders at least quarterly in the form of cash distributions. Staking rewards represent variable consideration based on a variety of factors such as the amount of the HYPE holdings the Trust has made available to the network, the staking yield, and other factors, for its contribution to the network. The Trust retains control of its HYPE throughout the staking process. The delegation of HYPE for staking purposes does not constitute a sale, transfer, or other derecognition event, as control of the HYPE is not transferred to the validator or Staking Services Provider. Staking rewards are recorded as staking income recognized at fair value when earned. Because the Trust is not the principal to the block validation service, it does not control the full output of the reward-generating activity, and instead earns net staking rewards, after the Staking Provider Consideration is deducted (“Staking Rewards”). The rewards owed or paid to the Staking Services Provider reduce the amount of HYPE rewards that are generated from the Trust’s staking activities (“Staking Activities”) that are available in the assets of the Trust. As such, the Trust presents staking rewards on a net basis, reflecting transaction cost and only the portion of protocol rewards to which it is entitled. Staking Rewards are received in general daily at the HYPE Custodians’ accounts, as earned. The unbonding period for staked HYPE is a fixed seven-day period mandated by the network protocol following the Sponsor’s request to unstake such assets in addition to the one-day lockup period to unstake HYPE from a specific validator, with the Trust’s HYPE becoming available for transfer upon completion of the applicable unbonding period. The Trust’s staked HYPE is unable to be moved on the blockchain or traded during this period.

The Trust recognizes Staking Rewards as revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under the staking arrangements, the validator (e.g., the HYPE Custodian or other Staking Services Provider) is considered the customer, as it receives access to the Trust’s staking capacity (i.e., the delegation of HYPE), which represents the Trust’s performance obligation. In exchange, the Trust is entitled to staking rewards generated by the Hyperliquid Network, net of validator fees. Staking rewards represent variable consideration, as the amount of rewards is not known until the applicable validation activities are completed, and the Trust receives rewards in its custodial account. The contract term is the length of each staking epoch. Staking rewards are recognized as revenue when the Trust satisfies its performance obligations. Staking rewards are received in HYPE, which represents non-cash consideration. Non-cash consideration is measured at fair value at the date of inception of each contract in accordance with ASC 606.

Temporary lock-up periods or transfer restrictions from staking could limit the Trust’s ability to meet redemptions. For the three months ended September 30, 2026, the Trust staked an average of 91.04% of its HYPE holdings on a daily basis. As of September 30, 2026 and June 30, 2026, the Trust had staked 85.92% and 94.43%, respectively, of its HYPE holdings. The staked percentage as of any particular date, including at the end of a reporting period, may differ from the quarterly average.

The Sponsor Fee payable is settled in HYPE. The liability is remeasured at each reporting date by reference to the fair value of the HYPE required to settle it, with the effect of remeasurement recognized in net change in unrealized appreciation (depreciation) on the Sponsor Fee payable. On settlement, the difference between the carrying amount of the liability and the fair value of the HYPE delivered is recognized as a net realized gain (loss) on in-kind liabilities paid.

Distributions to Shareholders

The Trust pays cash distributions to Shareholders at least quarterly. Distributions are funded from staking rewards earned on the Trust’s HYPE holdings. Staking Rewards are recognized as income by the Trust on a daily basis as they accrue and are reflected in the Trust’s NAV prior to distribution.

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

During the three months ended September 30, 2026, the Trust declared a distribution to Shareholders derived from a portion of the HYPE received as Staking Rewards from the Trust’s staking activities, of $338,707, or $0.191360 per Share, on September 29, 2026. The distributions reduced the Trust’s HYPE holdings through the sale of HYPE to generate cash. As of September 30, 2026, the distribution declared on September 29, 2026 had not yet been paid and is reflected as Distribution payable of $338,707 on the Statements of Assets and Liabilities.

Calculation of NAV and NAV per Share

On each day other than when the Exchange is closed for regular trading (a “Business Day”), as soon as practicable after 4:00 p.m. ET, the NAV of the Trust is obtained by subtracting all accrued fees, expenses and other liabilities of the Trust from the value of the HYPE and other assets held by the Trust based on the Pricing Benchmark price. The Administrator computes the NAV per Share by dividing the NAV of the Trust by the number of Shares outstanding on the date the computation is made.

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

The Sponsor has reviewed the tax positions as of September 30, 2026 and June 30, 2026, and has determined that no provision for income tax is required in the Trust’s financial statements.

Segment Reporting

The Trust operates in one segment. The segment derives its revenues from Trust investments made in accordance with the defined investment strategy of the Trust, as prescribed in the Trust’s prospectus. The Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer of the Sponsor. The CODM monitors the operating results of the Trust. The financial information that the CODM leverages to assess the segment’s performance and to make decisions for the Trust’s single segment is consistent with the financial information that is presented within the Trust’s financial statements. Segment assets are reflected on the accompanying Statement of Assets and Liabilities as Total assets and the only significant segment expenses, the Sponsor Fee and the Staking Fee, are included in the accompanying Statement of Operations.

3.	Fair Value of HYPE

The following represents the changes in quantity of HYPE and the fair value during the three months ended on September 30, 2026 (Unaudited):

	Quantity of HYPE	Fair Value
Beginning balance as of July 1, 2026	1,087,845.4081	$71,177,725
HYPE purchased for cash contributions	81,158.5107	6,660,771
HYPE received as in-kind contributions	81,167.3800	6,673,918
HYPE rewards received (net of Staking Provider Consideration)	4,938.2047	333,391
HYPE sold for cash redemptions	(196,947.0255)	(13,031,236)
HYPE distributed for in-kind redemptions	(28,996.1452)	(2,446,277)
HYPE sold to pay expenses	(1,824.5998)	(122,461)
HYPE sold for income distribution	(3,850.4800)	(338,707)
Net realized gain on investment in HYPE sold to pay Sponsor Fee	–	15,613
Net realized gain on investment in HYPE sold for cash redemptions	–	2,296,556
Net realized gain on investment in HYPE distributed for in-kind redemptions	–	1,310,590
Net realized gain on investment in HYPE sold for income distribution	–	113,007
Net change in unrealized appreciation on investment in HYPE	–	18,140,784
Ending balance as of September 30, 2026*	1,023,491.2530	$90,783,674

*	No comparative financial statements have been provided as the Trust did not have any operations as of September 30, 2025.

4.	Trust Expenses

The Trust pays the unitary Sponsor Fee of 0.30% of the Trust’s NAV (the “Sponsor Fee”). The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor Fee accrues daily and is payable in HYPE at least quarterly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying an annualized rate to the Trust’s NAV, and the amount of HYPE payable in respect of each daily accrual is determined by reference to the Pricing Benchmark. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor Fee. The Trust incurred a Sponsor Fee for the three months ended September 30, 2026 of $50,179. The accrued liability as of September 30, 2026 and June 30, 2026 was $2,004 and $2,736, respectively.

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

The Sponsor will not, however, assume certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders, any indemnification of the HYPE Custodians, Administrator or other agents, service providers or counter-parties of the Trust, the fees and expenses related to the initial listing of Shares on the Exchange, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Additional Trust Expenses”). Of the Sponsor-paid Expenses, ordinary course legal fees and expenses shall be subject to a cap of $100,000 per annum. In the Sponsor’s sole discretion, all or any portion of a Sponsor-paid Expense may be re-designated as an Additional Trust Expense if, among other reasons, the Sponsor determines that a Sponsor-paid Expense is an extraordinary, non-recurring expense of the Trust. The Trust shall not be responsible for paying any fees or expenses associated with the transfer of HYPE as needed to pay the Sponsor Fee or Additional Trust Expenses.

In consideration for the Sponsor’s facilitation of staking, the Trust pays a portion of the staking rewards generated by the Trust’s Staking Activities after deduction of the Staking Provider Consideration to the Sponsor (“Staking Fee”). The Staking Fee is accrued in HYPE and converted to U.S. Dollars by reference to the Pricing Benchmark and is payable in HYPE at least quarterly in arrears. The Trust incurred Staking Fee for the three months ended September 30, 2026 of $65,247.

To the extent that the Sponsor does not voluntarily assume expenses, they will be the responsibility of the Trust. The Sponsor also pays the costs of the Trust’s organization and offering. The Trust is not obligated to repay any such costs related to the Trust’s organization and offering paid by the Sponsor.

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

Authorized Participants may purchase Shares in cash by depositing cash in the Trust’s account with the Cash Custodian. This will cause the Sponsor, on behalf of the Trust, to automatically instruct a HYPE Counterparty to (i) purchase the amount of HYPE equivalent in value to the cash deposit amount associated with the order and (ii) deposit the resulting HYPE amount in the Trust’s accounts with the HYPE Custodians, resulting in the Transfer Agent crediting the applicable amount of Shares to the Authorized Participant. Authorized Participants may also purchase Shares in-kind. To purchase Shares in-kind, an Authorized Participant delivers, or arranges for the delivery by the Authorized Participant’s designee of, HYPE to the Trust’s accounts with a HYPE Custodian in exchange for Shares.

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

Three Months Ended September 30, 2026*
(Unaudited)
Activity in Capital Shares:
Shares issued	280,000
Shares redeemed	(390,000)
Net Change in Capital Shares	(110,000)

*	No prior year comparative period presented as the Trust did not have any operations as of September 30, 2025.

Three Months Ended September 30, 2026*
(Unaudited)
Activity in Capital Transactions:
Contributions for Shares issued	$13,334,689
Distributions for Shares redeemed	(15,477,513)
Net Change in Capital Transactions	$(2,142,824)

*	No prior year comparative period presented as the Trust did not have any operations as of September 30, 2025.

HYPE purchased payable represents the quantity of HYPE purchased for the creation of Shares or Staking Rewards where the HYPE has not yet settled. Generally, HYPE is transferred within two Business Days of the trade date.

	September 30, 2026	June 30, 2026
(Unaudited)
HYPE purchased payable	$–	$–

HYPE sold receivable represents the quantity of HYPE sold for the redemption of Shares or Staking Rewards where the HYPE has not yet been settled. Generally, HYPE is transferred within two Business Days of the trade date.

	September 30, 2026	June 30, 2026
	(Unaudited)
HYPE sold receivable	$–	$3,010,519

6.	Related Parties

The Sponsor is a related party to the Trust. The Trust’s operations are supported by its Sponsor, who is in turn supported by its parent company and affiliated companies and external service providers.

On March 18, 2026, the Sponsor, in its capacity as the Seed Capital Investor, subject to conditions, purchased the Initial Seed Shares at a per-Share price of $50. Total proceeds to the Trust from the sale of the Initial Seed Shares were $100. Delivery of the Initial Seed Shares was made on March 18, 2026. These Initial Seed Shares were redeemed for cash on March 23, 2026.

On May 11, 2026, the Sponsor, in its capacity as the Seed Capital Investor, subject to conditions, purchased Seed Creation Baskets at a per-Share price of $24.40. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $488,079. Delivery of the Seed Creation Baskets was made on May 11, 2026.

As of September 30, 2026 and June 30, 2026, the Sponsor owned 20,000 Shares of the Trust.

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of Shares on the Exchange.

For the three months ended September 30, 2026, the Trust engaged in digital asset trading activity with FalconX Bravo, Inc. (“FalconX Bravo”), a registered swap dealer and a subsidiary of FalconX, which became an affiliated entity in November 2025, consisting of purchases in the amount of $2,248,428 and sales of $0.

7.	Financial Highlights

Per Share Performance (for a Share outstanding throughout the periods presented)	Three Months Ended September 30, 2026*
(Unaudited)

Net asset value per Share, beginning of period	$37.86
Net investment income(1)	0.12
Net realized and change in unrealized gain (loss)(2)	13.50
Net change in net assets from operations	13.62

Less distributions from:
Net investment income	(0.19)
Total distributions	(0.19)

Net asset value per Share, end of period	$51.29

Total return, at net asset value(3)(5)	35.99%

Ratio to average net assets(4)
Net investment income	1.19%
Gross expenses	0.63%
Net expenses	0.63%

*	No comparative statement has been provided as the Trust did not have operations as of September 30, 2025.
(1)	Calculated using average Shares outstanding.
(2)	The amount shown for a Share outstanding throughout the period may not agree with the change in the aggregate gains and losses for the period because of the timing of sales and repurchases of the Trust’s Shares in relation to fluctuating market values for the Trust.
(3)	Total return is calculated based on the change in value during the period and is not annualized. An individual Shareholder’s return and ratios may vary from the above total returns and ratios based on the timing of capital contributions to and withdrawals from the Trust.
(4)	Annualized.
(5)	Not Annualized.

8.	Commitments and Contingent Liabilities

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

The Trust has evaluated all subsequent events and transactions for potential recognition or disclosure through the issuance of the financial statements and has noted no events requiring adjustment or additional disclosure in the financial statements.

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

Organization and Trust Overview

The Trust is a Delaware statutory trust, formed on July 24, 2025, pursuant to the DSTA. The Trust operates pursuant to the Trust Agreement. The Trust is not registered as an investment company under the 1940 Act and is not a commodity pool for purposes of the Commodity Exchange Act. The Trust is managed and controlled by the Sponsor. The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021, and is a wholly owned subsidiary of 21co Holdings Limited. The ultimate parent company of 21co Holdings Limited is FalconX. The Sponsor is not subject to regulation by the Commodity Futures Trading Commission as a commodity pool operator with respect to the Trust, or a commodity trading advisor with respect to the Trust. The Trust is an exchange-traded fund that issues common shares of beneficial interest that trade on the Exchange under the ticker symbol “THYP”.

The Trust’s investment objective is to seek to track the performance of HYPE as measured by the performance of the Pricing Benchmark, adjusted for the Trust’s expenses and other liabilities, and to reflect rewards from staking a portion of the Trust’s HYPE, to the extent the Sponsor in its sole discretion determines that the Trust may do so without undue legal or regulatory risk, such as, without limitation, the risk of jeopardizing the Trust’s ability to qualify as a grantor trust for U.S Federal income tax purposes. The Pricing Benchmark is calculated by FTSE International Limited (the “Pricing Benchmark Provider”) based on the volume weighted average price across qualifying HYPE spot markets. The Pricing Benchmark is designed to reflect the performance of HYPE in U.S. dollars. In seeking to achieve its investment objective, the Trust holds HYPE and values its Shares daily as of 4:00 p.m. ET based on the Pricing Benchmark. The Sponsor does not actively manage the HYPE held by the Trust.

The Trust issues Shares only in Creation Baskets of 10,000 or multiples thereof. Creation Baskets are issued and redeemed in exchange for cash or in kind for HYPE. Individual Shares will not be redeemed by the Trust but are listed and traded on the Exchange under the ticker symbol “THYP”. The Trust issues Shares in Creation Baskets on a continuous basis at the applicable NAV per Share on the creation order date.

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

Calculation of NAV and NAV per Share

The NAV of the Trust is used by the Trust in its day-to-day operations to measure the net value of the Trust’s assets. The NAV is calculated on each Business Day and is equal to the aggregate value of the Trust’s assets less its liabilities based on the Pricing Benchmark price. In determining the NAV of the Trust on any Business Day, the Administrator calculates the price of the HYPE held by the Trust as of 4:00 p.m. ET on such day. The Administrator also calculates the “NAV per Share” of the Trust, which equals the NAV of the Trust divided by the number of outstanding Shares.

In addition to calculating NAV and NAV per Share, for purposes of the Trust’s financial statements, the Trust determines the net asset value of the Trust determined on a GAAP basis (the “Principal Market NAV”) and net asset value of the Trust per Share determined on a GAAP basis (the “Principal Market NAV per Share”) on each valuation date for such financial statements. The determination of the Principal Market NAV and Principal Market NAV per Share is identical to the calculation of NAV and NAV per Share, respectively, except that the value of HYPE is determined using the fair value of HYPE based on the price in the HYPE market that the Trust considers its “principal market” as of 4:00 p.m. ET on the valuation date, rather than using the Pricing Benchmark.

NAV and NAV per Share are not measures calculated in accordance with GAAP and are not intended as substitutes for Principal Market NAV and Principal Market NAV per Share, respectively.

Staking

The Trust’s staking model aims to maximize the portion of the Trust’s HYPE available for staking while controlling for liquidity and redemption risks. The model determines an optimal utilization rate by balancing expected yield against potential costs (including borrowing costs during redemptions, assuming we have access to suitable credit).

The Staking Services Provider exercises no discretion as to the amount of the Trust’s HYPE to be staked or the timing of the Staking Activities. While the Trust may stake a maximum of 100% of its HYPE holdings, the amount of HYPE that remains unstaked is determined based on the Trust’s utilization rate analysis, and accordingly may vary from time to time. Based on utilization rate analysis applied to historical data, the Trust generally intends to stake between 60% and 100% of the HYPE it holds, although the amount of HYPE that is staked may be lesser or greater from time to time. The precise percentage to be staked is based on the estimated liquidity needs of the Trust and other factors, as determined by the Sponsor.

The rewards owed or paid to the Staking Services Provider reduce the amount of HYPE rewards that are generated from the Trust’s Staking Activities that are available in the assets of the Trust. Each Staking Services Provider that generates staking rewards is entitled to compensation determined as a portion of the staking rewards (the “Staking Provider Consideration”). The Staking Provider Consideration is paid directly to the Staking Services Provider from the staking rewards or indirectly through the Custodians’ own accounts. The Sponsor, the Staking Services Provider and HYPE Custodians receive an aggregate of 30% of the staking rewards, with the remainder expected to be distributed directly to Shareholders at least quarterly in the form of cash distributions.

The amount of any distribution, if any, will depend on the staking rewards actually earned by the Trust during each quarter and cannot be predicted with certainty. The amount of staking rewards earned will vary based on factors including, but not limited to, the amount of HYPE held by the Trust, the percentage of the Trust’s HYPE that is staked, network staking participation rates, protocol reward rates on the Hyperliquid Network, and network conditions. Accordingly, there can be no assurance as to the amount of distributions that will be paid in any quarter, and it is possible that no distributions will be paid in a given quarter.

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

Cash

Cash includes non-interest bearing, non-restricted cash maintained with one financial institution that at times may exceed U.S. federally insured limits.

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

Results of Operations

For the Three Months Ended September 30, 2026

The Trust’s Principal Market NAV increased from $71,174,989 on June 30, 2026 to $90,781,670 on September 30, 2026, a 27.55% increase. The increase in the Trust’s Principal Market NAV resulted primarily from a 35.56% increase in the price of HYPE, which rose from $65.43 on June 30, 2026 to $88.70 on September 30, 2026. The increase was partially offset by a net decrease in outstanding Shares, which fell from 1,880,000 on June 30, 2026 to 1,770,000 on September 30, 2026, as a result of 280,000 Shares (28 Baskets) being created and 390,000 Shares (39 Baskets) being redeemed during the quarter. The Trust had 85.92% of its HYPE holdings staked as of September 30, 2026, with an average of 91.04% staked on a daily basis during the quarter.

Net increase in net assets resulting from operations for the three months ended September 30, 2026 was $22,088,212, resulting primarily from a net investment income of $217,965, a net realized gain of $15,613 from HYPE sold to pay the Sponsor Fee, a net realized gain of $2,296,556 from HYPE sold for cash redemptions, a net realized gain of $1,310,590 from HYPE distributed for in-kind redemptions, a net realized gain of $113,007 from HYPE sold for distributions, and a net change in unrealized appreciation on investment in HYPE of $18,140,784, partially offset by a net change in unrealized loss of $(308) on Sponsor Fee payable and a net realized loss of $(5,995) on in-kind liabilities paid. Net investment income comprised Staking Rewards of $333,391, less the Sponsor Fee of $50,179 and the Staking Fee of $65,247. In addition to net assets resulting from operations, the Trust declared a total staking income distribution of $338,707, or $0.191360 per Share on September 29, 2026 to Shareholders during the quarter. Except for the Sponsor Fee and Staking Fee, the Trust had no other expenses during the quarter.

*	No comparative financial statements have been provided as the Trust did not have any operations as of September 30, 2025.

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

The Sponsor is not required to pay Additional Trust Expenses, including certain extraordinary or non-recurring expenses described in Note 4 to the financial statements. The Trust will be responsible for such expenses to the extent incurred and not voluntarily assumed by the Sponsor. As described in Note 4, the Sponsor may, in its sole discretion, redesignate all or a portion of a Sponsor-paid Expense as an Additional Trust Expense, including if the Sponsor determines that the expense is extraordinary and non-recurring. The Sponsor Fee is payable in HYPE, and the Sponsor directs a Custodian to transfer HYPE to the Sponsor to satisfy the accrued fee. The Trust may sell HYPE as needed to pay other expenses for which it is responsible.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2026, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

From time to time, the Trust may be a party to certain legal proceedings in the ordinary course of business. As of September 30, 2026, the Trust was not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against the Trust.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Part I, Item 1A. Risk Factors” of the Trust’s Annual Report on Form 10-K for the period ended June 30, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Baskets held by Authorized Participants, the Trust redeemed 39 Creation Baskets (comprising 390,000 Shares) during the quarter ended September 30, 2026. The following table summarizes the redemptions of Shares by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share	Maximum number of Shares that may yet be purchased
July 1, 2026 – July 31, 2026	210,000	$34.38	N/A
August 1, 2026 – August 31, 2026	50,000	$39.34	N/A
September 1, 2026 – September 30, 2026	130,000	$48.39	N/A

Market Information

The Shares are listed on the Exchange under the symbol “THYP” and have been listed since May 12, 2026.

Holders

As of September 30, 2026, there was approximately one DTC participating Shareholder of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of Shareholders, we are unable to estimate the total number of Shareholders represented by these record holders.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Sponsor have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act) for the quarter ended September 30, 2026.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.1(2)	Trust Agreement.
3.2(2)	Amendment No. 1 to the Trust Agreement.
3.3(3)	Amended and Restated Trust Agreement.
3.4(4)	Second Amended and Restated Trust Agreement.
3.5(2)	Certificate of Trust.
3.6(2)	Certificate of Amendment to Certificate of Trust.
3.7(4)	Certificate of Amendment to Certificate of Trust.
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed herewith.
(2)	Incorporated by reference to the Trust’s Amendment No. 2 to Registration Statement on Form S-1, filed on April 14, 2026.
(3)	Incorporated by reference to the Trust’s Quarterly Report on Form 10-Q, filed on June 24, 2026.
(4)	Incorporated by reference to the Trust’s Current Report on Form 8-K, filed on August 26, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

21Shares Hyperliquid Staking ETF

By:	21Shares US LLC, its Sponsor

By:	/s/ Russell Barlow
Russell Barlow
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026

By:	/s/ Duncan Moir
Duncan Moir
President (Principal Financial Officer and Principal Accounting Officer)

Date: November 13, 2026